Form 10QSB
period 2002-09-30
LONGBOW MINING CORP
filed 2003-02-19
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 333-86982

LONGBOW MINING CORP.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	75-3026459 (IRS Employer Identification No.)
186 Stevens Drive, West Vancouver, BC, Canada, V7S 1C4 (Address of principal executive offices)
(604) 926-3288 (Issuer's Telephone Number)
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class outstanding as of September 30, 2002: 900,000

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statements for the period ended September 30, 2002, have been prepared by the Company.

LONGBOW MINING CORP.

(A PRE-EXPLORATION STAGE COMPANY)
REPORTS AND FINANCIAL STATEMENTS
30-Sep-02
(Stated in US Dollars)
(Unaudited)

LONGBOW MINING CORP.
(A Pre-Exploration Stage Company)
BALANCE SHEET
30-Sep-02
(Stated in U.S. Dollars)
(Unaudited)

ASSETS	
Current	
Cash	$41,925
Due from related company	96,800
	$138,725
LIABILITIES	
Current	
Accounts Payable and accrued liabilities	5,263
Due to shareholders	158,516
	$163,779
SHAREHOLDERS' EQUITY	
Share capital	
Authorized	
75,000,000 Common Shares	
Issued and outstanding	
900,000 Common Shares	6,000
Deficit accumulated during the pre-exploration stage	(31,054)
	($25,054)
	$138,725

Approved on behalf of the Board:
Fred Tse, Director
See notes to financial statements

LONGBOW MINING CORP.
(A PRE-EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM APRIL 6, 2002
TO SEPTEMBER 30, 2002
(Stated in U.S. Dollars)
(Unaudited)

	Apr-06 Through Sep-30 2002	Inception Through Sep-30 2002
Cash Flows From Operating Activities:		
Net loss for the period	(24,449)	(31,054)
Changes in non-cash working capital		
Accounts payable and accrued liabilities	4,902	5,263
Cash Flows From Financing Activities:		
Due to shareholders	-	158,516
Proceeds from issuance of common shares	-	6,000
		164,516
Cash Used in Investing Activities:		
Due from related party	(96,800)	(96,800)
Change in Cash and Cash Equivalent	(116,347)	41,925
Cash and cash equivalents, beginning of period	158,272	-
Cash and cash equivalents, end of period	41,925	41,925

During the year, the company had cash flows arising from interest and income taxes paid as follows:

	2002	2002
Interest paid	-	-
Income Taxes Paid	-	-

See notes to financial statements

LONGBOW MINING CORP.
(A PRE-EXPLORATION STAGE COMPANY)
STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM FEBRUARY 1, 2002 (INCORPORATION)
TO SEPTEMBER 30, 2002
(Stated in U.S. Dollars)
(Unaudited)

	Common Share Shares	Amount	Deficit	Total
February 1, 2002	-	$ -	$ -	$ -
Issuance of shares for cash	900,000	6,000	-	6,000
Net loss for the period	-	-	(31,054)	(31,054)
Balance, SEPTEMBER 20, 2002	900,000	$6,000	(31,054)	(25,054)

See notes to financial statements

Item 2. Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with Longbow Mining Corp.'s ("we", "us" or the "Company") financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or word which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations. We must raise cash in order to implement our plan and stay in business.

To meet our needs for cash we are attempting to raise money from this offering. There is no assurance that we will be able to raise enough money through this offering to stay in business. What ever money we do raise, will be applied to exploration. If we do not raise all of the money we need from this offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have obtained demand loans of $158,516 from our officers. We owe our officers and directors a substantial amount of money that they are entitled to demand at any time and if they demand repayment of the amount we owe them it may compromise our business operations and you could lose your investment. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We may not be able to continue for the next 12 months unless we obtain additional capital to pay our bills. Our founders have not made a commitment of financial support to meet our obligations and we have not generated any revenues and no revenues are anticipated unless and until gold is discovered on the property that we have an interest. Accordingly we must raise cash from other than the sale of the gold. We will be conducting research in connection with the exploration of our property. We are not going to buy or sell any plant or significant equipment. We do not expect a change in the number of our employees.

There is no historical financial information about our company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct research and exploration of our property before we start production on any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, explore or expand our operations. Equity financing could result in additional dilution to existing shareholders.

We just recently acquired our first property by staking the property and are commencing the research and exploration stage of our mining operations on that property at this time. In February and March of 2002, Stephen Kenwood a member of the board of directors, acquired the mineral property containing eight contiguous one unit claims by arranging the staking of the same through a third party, and two twenty unit claims that encompass the eight one unit claims by staking the same himself. The company paid $560 (Canadian dollars) to stake the claims. The claims are recorded in Mr. Kenwood's name to avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded deed. An unrecorded deed is one which title to the property has been transferred to us, but the deed has not been filed with the British Columbia office of records. Title to the property is superior to all other unrecorded deeds. Should Mr. Kenwood transfer title to another person and that deed is recorded before recording our deed, that person will have superior title and we will have none. If that event occurs, however, Mr. Kenwood will be liable to us for monetary damages for breach of his warranty of title. Under British Columbia provincial law, if the deed is recorded in our name, we will have to pay a minimum of $500 (Canadian dollars) and file other documents since we are a foreign corporation in Canada. We have decided that if gold is discovered on the property and it is economical to remove the gold, we will record the deed, pay the additional tax, and file as a foreign corporation. We are in possession of the unrecorded deed and the decision to record or not record the deed is solely within our province.

Since inception, we have used our common stock to raise money, we have also obtained demand loans totaling $158,516 from our officers, for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception to September 30, 2002 was $6,000.00, as the result of proceeds received from issuance of capital stock.

As of September 30, 2002, we have yet to generate any revenues from our business operations.

We issued 900,000 founders' shares on February 1, 2002. This was accounted for as advances of $6,000.00. Since our inception, Mr. Fred Tse and Archer Pacific Management Inc., advanced demand loans to us in the total sum of $158,516, which are used for organizational and start-up costs and operating capital. The loans do not bear interest and have not been paid as of the date hereof. We issued three promissory notes reflecting the demand loans and they are due upon demand. Mr. Fred Tse and Archer Pacific Management Inc. agreed that they will accept payment from us when the money is available.

As of September 30, 2002, our total assets were $138,725 and our total liabilities were $163,779.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

Our exploration program is designed to economically explore and evaluate our properties. We do not claim to have any minerals or reserves whatsoever at this time on any of our properties.

We intend to implement an exploration program and intend to proceed in the following phases:

Phase 1 will be an exploration program including reconnaissance mapping, geophysics and geochemical sampling to determine the extent of the mineralized vein system and to assess the mineralized shear zones as well as altered and mineralized intrusives on the southern portion of the property. Previous soil grids that were limited in scale will be re-established and expanded to delineate geochemical anomalies. A geophysical survey over these grids is planned to identify projected veining. Detailed geological mapping in area of grids will take place to identify veining and bedrock alteration associated with possible porphyry gold targets.

When available, existing workings, like trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will begin trenching the area.

Trenches are generally approximately 150 feet in length and 10-20 feet wide. These dimensions allow for a thorough examination of the surface of the vein structure types generally encountered in the area. They allow for easier restoration of the land to its pre-exploration condition when we conclude our operations. Once excavation of a trench is completed, samples are taken and then analyzed for economically potential minerals that are known to have occurred in the area. Careful interpretation of this available data collected from the various tests aid in determining whether or not the prospect has current economic potential and whether further exploration is warranted.

Phase 1 will take about 2 months and cost up to $45,000.

Phase 2 will be further programs of trenching and drilling contingent upon favorable results of the preceding exploration phase. Work would begin with trenching in areas of geochemical anomalies which would be useful to expose bedrock for mapping.

The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. Trenching identifies the continuity and extent of mineralization, if any, below the surface. After a thorough analysis of the data collected in Phase 2, we will decide if the property warrants a Phase 3 study.

Phase 2 will take about 3 months and cost up to $127,000. We will have to raise more money before we can complete Phase 2.

If we find mineralized materials, we intend to try to explore the reserves ourselves, and/or bring in other interested parties or partners.

Initially, we intend to use the services of subcontractors for manual labor exploration work on our properties. Our only technical employees will be Fred Tse and Ernest Cheung, our officers and directors.

At present, we have no employees, other than Messrs. Tse and Cheung, our officers and directors, who were not paid any compensation for their services. Messrs Tse and Cheung do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employee.

PART II - OTHER INFORMATION

Item 5. Other Information - Change of Accountant

Moore Stephens Ellis Foster Ltd., Chartered Accountants, has been retained to provide the review engagement report for our financial statements as of September 30, 2002. The change of accountant was approved by majority consent of the board of directors. We have contacted our former accountant, Cunningham & Associates LLP, Certified Public Accountants for dismissal of its services and there are no disagreements between us and the former accountant, Cunningham & Associates LLP, whether resolved or not resolved, on any matter of accounting principles or practices, financial statements disclosures or auditing scope or procedure, which would cause them to make reference to the subject matter of a disagreement in connection with their report from our inception to April 5, 2002. The former accountant's report on our financial statements does not contain any adverse opinions or disclaimers of opinions and is not qualified or modified as to uncertainty, auditing scope or accounting principles.

Prior to engaging the new accountant, we did not consult with it regarding any accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B.

We have provided Cunningham & Associates LLP with a copy of the disclosure provided within this caption of this report and has advised the Commission as to whether it agrees or disagrees with the disclosure made herein.

A copy of its response is attached hereto and incorporated herein by this reference. See item 6.

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2	Bylaws (Amended)
4.1*	Specimen Stock Certificate
16.1	Letter from Cunningham & Associates LLP

*Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated April 24, 2002, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 17, 2003

LONGBOW MINING CORP.

By: /s/ "Fred Tse"
Fred Tse, President and Director

By: /s/ "Ernest Cheung"
Ernest Cheung, Secretary and Director
(who also performs the function of principal financial officer and principal accounting officer)

I, Fred Tse, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Longbow Mining Corp.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(Signature) (Title) (Date)	/s/ "Fred Tse" Fred Tse President and Director February 17, 2003

I, Ernest Cheung, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Longbow Mining Corp.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(Signature) (Title) (Date)	/s/ "Ernest Cheung" Ernest Cheung Secretary and Director (who also performs the function of principal financial officer and principal accounting officer) February 17, 2003