Form 10QSB
period 2003-03-31
LONGBOW MINING CORP
filed 2003-05-15
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2003

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
Yes [X ] No [ ]

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

Common shares outstanding as of March 31, 2003: 1,486,200

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Registrant falls within the provision of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934 as amended, and claims exemption thereunder from the requirement to file the interim financial statement for the period ended March 31, 2003.

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

To become profitable and competitive, we conduct research and exploration of our claims before we start production on any minerals we may find. We will seek equity financing to provide for the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, explore or expand our operations. Equity financing could result in additional dilution to existing shareholders.

We acquired our first mining property interest by staking the property in March of 2002 and are commencing the research and exploration stage of our mining operations on that property at this time. In February and March of 2002, Stephen Kenwood a member of the board of directors, acquired the mineral property interest containing eight contiguous one unit claims by arranging the staking of the same through a third party, and two twenty unit claims that encompass the eight one unit claims by staking the same himself. The company paid $560 (Canadian dollars) to stake the claims. The claims are recorded in Mr. Kenwood's name to avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded deed. An unrecorded deed is one which title to the property has been transferred to us, but the deed has not been filed with the British Columbia office of records. Title to the property is superior to all other unrecorded deeds. Should Mr. Kenwood transfer title to another person and that deed is recorded before recording our deed, that person will have superior title and we will have none. If that event occurs, however, Mr. Kenwood will be liable to us for monetary damages for breach of his warranty of title. Under British Columbia provincial law, if the deed is recorded in our name, we will have to pay a minimum of $500 (Canadian dollars) and file other documents since we are a foreign corporation in Canada. We have decided that if gold is discovered on the property and it is economical to remove the gold, we will record the deed, pay the additional tax, and file as a foreign corporation. We are in possession of the unrecorded deed and the decision to record or not record the deed is solely within our province.

Since inception, we have used our common stock to raise money in the amount of $6,000 from our founders. We have also obtained demand loans totaling $158,516 from our officers, for our property acquisition, for corporate expenses and to repay outstanding indebtedness. We further raised $59,274 through our public offering under the registrants statement form Sb-2 (File Number 333-86982) effective on October 25, 2002.

As at March 31, 2003, we had cash resources of $172,568. No proceeds from the public offering has yet been used. We do not know how long the money will last, however, we do believe it will last 12 months.

As of March 31, 2003, we have yet to generate any revenues from our business operations.

We issued 900,000 founders' shares on February 1, 2002. This was accounted for as advances of $6,000.00. Since our inception, Mr. Fred Tse and Archer Pacific Management Inc., advanced demand loans to us in the total sum of $158,516, which are used for organizational and start-up costs and operating capital. The loans do not bear interest and have not been paid as of the date hereof. We issued three promissory notes reflecting the demand loans and they are due upon demand. Mr. Fred Tse and Archer Pacific Management Inc. agreed that they will accept payment from us when the money is available. We further issued 586,200 shares in November of 2002 pursuant to our public offering referred to above, which was closed on January 3, 2003.

As of March 31, 2003, our total assets were $162,564 and our total liabilities were $168,273.

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

(b) No reports on Form 8-K and no financial statements were filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2003

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

(Signature) (Title) (Date)	/s/ "Fred Tse" Fred Tse President and Director May 13, 2003

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

(Signature) (Title) (Date)	/s/ "Ernest Cheung" Ernest Cheung Secretary and Director (who also performs the function of principal financial officer and principal accounting officer) May 13, 2003