Form 10QSB
period 2003-06-30
LONGBOW MINING CORP
filed 2003-08-13
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2003

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

Common shares outstanding as of August1, 2003: 1,486,200.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Registrant falls within the provision of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934 as amended, and claims exemption thereunder from the requirement to file the interim financial statement for the period ended June 30, 2003.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Since inception, we have used our common stock to raise money in the amount of $6,000 from our founders. We have also obtained demand loans totaling $158,516 from our officers, for our property acquisition, for corporate expenses and to repay outstanding indebtedness. We further raised $59,274 by completing our public offering on January 3, 2003, under the registrants statement form Sb-2 (File Number 333-86982) effective on October 25, 2002.

As of June 30, 2003, we had cash resources of $169,100. No proceeds from the public offering has yet been used. We do not know how long the money will last, however, we do believe it will last 12 months.

As of June 30, 2003, we have yet to generate any revenues from our business operations.

We issued 900,000 founders' shares on February 1, 2002. This was accounted for as subscription of our common shares for $6,000.00. Since our inception, Mr. Fred Tse and Archer Pacific Management Inc., advanced demand loans to us in the total sum of $158,516, which are used for organizational and start-up costs and operating capital. The loans do not bear interest and have not been paid as of the date hereof. We issued three promissory notes reflecting the demand loans and they are due upon demand. Mr. Fred Tse and Archer Pacific Management Inc. agreed that they will accept payment from us when the money is available. We further issued 586,200 shares pursuant to our public offering referred to above, which was closed on January 3, 2003.

As of June 30, 2003, our total assets were $182,800 and our total liabilities were $167,500.

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

Phase 1 will take about 2 months and cost up to $45,000. As of August1, 2003, we have arranged an independent project geologist and a technician to carry out geological mapping and rock sampling with a budget cost of approximately $5,533.00.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2**	Bylaws (Amended)
4.1*	Specimen Stock Certificate

*Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated April 24, 2002, and incorporated herein by this reference.
**Filed as an Exhibit to the Company's Form 10-QSB for the Quarterly period ended March 31, 2003.

(b) No reports on Form 8-K and no financial statements were filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August1, 2003

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

(Signature) (Title) (Date)	/s/ "Fred Tse" Fred Tse President and Director August1, 2003

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

(Signature) (Title) (Date)	/s/ "Ernest Cheung" Ernest Cheung Secretary and Director (who also performs the function of principal financial officer and principal accounting officer) August1, 2003