Form 10QSB
period 2003-09-30
LONGBOW MINING CORP
filed 2003-11-04
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2003

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

Common shares outstanding as of October24, 2003:1,486,200.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Registrant falls within the provision of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934 as amended, and claims exemption thereunder from the requirement to file the interim financial statement for the period ended September 30, 2003.

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

Since inception, we have used our common stock to raise money in the amount of $6,000 from our founders. We have also obtained demand loans totaling $158,516 from our officers, for our property acquisition, for corporate expenses and to repay outstanding indebtedness. We further raised $59,274 by completing our public offering on January 3, 2003, under the registrants statement form Sb-2 (File Number 333-86982) effective on October 25, 2002. On October 2, 2003 (effective date), our shares of the common stock have received approval for trading on the Over the Counter Bulletin Board ("OTCBB") with the symbol of LGBW.

As of September 30, 2003, we had cash resources of $167,687. No proceeds from the public offering has yet been used. We do not know how long the money will last, however, we do believe it will last 12 months.

As of September 30, 2003, we have yet to generate any revenues from our business operations.

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

As of September 30, 2003, our total assets were $182,817 and our total liabilities were $168,951.

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

As of the date of this filing, we have contracted with Mr. Rod Husband, an independent project geologist, to complete the first portion of Phase 1 by providing basic geological mapping and geophysics and geochemical sampling for an approximate cost of $5,500. See attached budget.

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

BUDGET
Personnel:
Project Geologist - 7 days @ $300.00	$2,100.00
Senior Technician - 5 days @ $200.00	$1,000.00

Rentals:
Truck - 5 days @ $50.00

$250.00

Field Equipment - 10 man days @ $10.00	$100.00
Camp - 10 man days @ $35.00	$350.00

Analyses:
Rock - 30 @ $15.00	$450.00

Expenses:
Meals, Groceries - 10 man days @ $35.00	$350.00
Communications:	$15.00
Fuel:	$140.00
Field supplies (Consumables):	$150.00
Maps, Printing and Reproduction:	$125.00

Subtotal	$5,030.00
Contingency - 10%	$503.00
Total	$5,533.00

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2**	Bylaws (Amended)
4.1*	Specimen Stock Certificate

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

Dated: October24, 2003

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

(Signature) (Title) (Date)	/s/ "Fred Tse" Fred Tse President and Director October24, 2003

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

(Signature) (Title) (Date)	/s/ "Ernest Cheung" Ernest Cheung Secretary and Director (who also performs the function of principal financial officer and principal accounting officer) October24, 2003