Form 10KSB
period 2003-12-31
LONGBOW MINING CORP
filed 2004-04-08
CIK 1171689

FORM 10-KSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2003
                                             -----------------

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

          For the transition period from _____________ to ____________

                        Commission file number 333-86982

                              LONGBOW MINING CORP.
             (Exact name of registrant as specified in its charter)

NEVADA                                                 75-3026459
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)

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

                               Yes [ ] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Issuer's revenues for its most recent fiscal year is zero.

The aggregate market value of the voting common stock held by non-affiliates on December 31, 2003, computed at which the stock was sold, was $234,480, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On December 31, 2003, there were 5,862,000 shares of common voting stock, $0.001 par value per share, held by non-affiliates (adjusted for 1 to 10 forward split).

Issuers Involved in Bankruptcy Proceedings During the Past Five Years Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 31, 2003 - 19,862,000 shares of Common Stock.

Transitional Small Business Issuer Format (check one)

                                 Yes [ ] No [ x ]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

The Company was incorporated in the State of Nevada on February 1, 2002. The Company maintains its statutory registered agent's office at 3990 Warren Way, Reno, Nevada, USA, 89509 and its business office is located at 186 Stevens Drive, West Vancouver, BC, Canada, V7S 1C4. Its telephone number is (604) 926-3288. Its offices are leased from FKT Exploration Consultants Limited, a company wholly owned by Fred Tse, started in April, 2002 on a month-to-month basis and its monthly rental is $600.

Business of the Company

Minerals Exploration

In February and March of 2002, Stephen Kenwood a member of the board of directors, acquired the mineral property containing eight contiguous one unit claims by arranging the staking of the same through a third party, and two twenty unit claims that encompass the eight one unit claims by staking the same himself. It cost the Company $560 (Canadian dollars). The claims are recorded in Mr. Kenwood's name to avoid paying additional fees, however, title to the claims has been conveyed by the Company by an unrecorded deed. Under British Columbia provincial law, if the deed is recorded in the Company's name, the Company will have to pay a minimum of $500 (Canadian dollars) and file other documents since the Company is a foreign corporation in Canada. An unrecorded deed is one in which title to the property has been transferred to the Company, but the deed has not been filed with the British Columbia office of records. Mr. Kenwood signed a statement declaring that he holds the property in trust for the Company and will deliver full title on demand to the Company. Title to the property is superior to all other unrecorded deeds. Should Mr. Kenwood transfer title to another person and that deed is recorded before recording the Company's deed, that person will have superior title and the Company will have none. If that event occurs, however, Mr. Kenwood will be liable to the Company for monetary damages for breach of his warranty of title. The Company has decided that if gold is discovered on the property and it is economical to remove the gold, the Company will record the deed, pay the additional tax, and file as a foreign corporation. The Company is in possession of the unrecorded deed and the decision to record or not record the deed is solely within the Company's province. The property was chosen by Stephen Kenwood.

The property was chosen for its potential to host precious metal mineralization, primarily gold. The property has been the site of historical small scale operation dating back over 100 years. Several gold showings are known to exist and have never been available in one comprehensive land package. The Company plans to perform a modern exploration program over a relatively large area that is covered by its claims; recent exploration in the area in the late 1980's appears to have been on a very limited scale and none of the high grade vein structures have been subjected to drill testing.

To date the Company has not performed any work on its property. The Company is presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in its property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

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

Claim Status

The following is a list of the claims:
Claim Name          Units      Record Number         Record Date              Current Expiry Date
Gabi                20         39221                 March 20, 2002           March 13, 2005
Madi                20         39222                 March 20, 2002           March 13, 2005

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

The claims are subject to a native land claim from the Westbank First Nation who submitted a statement of intent to negotiate a treaty covering 11,000 square miles in December 1993. The British Columbia Treaty Commission accepted the claim in January 1994. The northern boundary of the land claim passes through the centre of the Company's claims. There are no land claims on the northern half of the Company's claims.

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

Property Geology

The Company has a geologist's report on the property provided by Rod W. Husband dated March 25, 2002 (the "Husband Report"). Mr. Rod Husband is a graduate of the University of British Columbia (1987) and holds a B.Sc degree in geology. He is a member of the Association of the Professional Engineers and Geologists of British Columbia and has been engaged in his profession by various mining explorations and/or geological consulting companies since 1987. According to the Husband Report, the claims are located within rocks of the Permian-Pennsylvanian aged "Thompson Assemblage" (formerly Cache Creek Group). Both units are similar, consisting of interbedded sediments, including limestone and volcanics. They form a continuous belt trending northwesterly from Vernon while to the east of this city, they occur as discontinuous, block faulted sections. An unconformity was recognized between the two formations near Lavington, 37 kilometers to the west of the property.

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

In 1900, part of the Company's claims were optioned by the Cherry Creek Gold Mining Co. Ltd. From 1902-1904, drifts, raises and adits were developed on the McPhail vein. The McPhail tunnel was 52 metres long with two raises of 7.6 and 15 metres respectively. The Evening Star tunnel was 70 metres long and an unnamed tunnel was about 91 metres long with a raise 23 to 30 metres long.

Seven quartz veins occur over a 122-metre interval, of these four veins are narrow and relatively unmineralized. Three subparallel veins, explored by tunnels, are 30 to 91 centimetres wide, trend 310 degrees and dip 40 to 70 degrees southwest. The veins are hosted in sediments and are mineralized with fine-grained pyrite, galena, sphalerite and minor chalcopyrite.

The McPhail vein can be traced on surface for 76 metres. The vein is 60 to 91 centimetres wide on surface but underground is up to 2.4 metres wide. Mineraliza -tion consists of scattered bunches of very fine grained pyrite, galena and sphalerite and minor chalcopyrite and tetrahedrite.

A second vein, 30 metres north of the McPhail vein, is explored by a 91-metre tunnel. The vein is at least 60 centimetres wide locally and is explored by a vertical raise about 24 metres from the face.

As evidenced in the reports on the old workings located on the claims, several parallel veins are known to occur. Three shears/veins are known to outcrop on the claims and are reported to host precious metal mineralization associated with pyrite, galena, sphalerite, with lesser chalcopyrite and tetrahedrite. These veins range in thickness from a few inches to several feet in width and have been traced through the workings in excess of 750 feet. Several veins were noted to increase in thickness at depth and these veins were never explored to their full extent.

Approximately 5 line-kilometres of soil sampling was completed by Daiwan Engineering Ltd. in 1989 over the main showings. This program reportedly identified both silver and copper-zinc anomalies trending east west. Detailed Results of this relatively small scale program were not available.

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

The Company's Proposed Exploration Program

The Company must conduct exploration to determine what amount of minerals, if any, exist on its properties and if any minerals which are found can be economically extracted and profitably processed.

Its exploration program is designed to economically explore and evaluate its properties. The Company does not claim to have any minerals or reserves whatso-ever at this time on any of its properties.

Rod W. Husband will oversee and conduct the exploration on its property. See "Property Geology" for a description of Mr. Husband's qualifications.

The Company intends to implement an exploration program and intend to proceed in the following phases:

Phase 1 is an exploration program including reconnaissance mapping, geophysics and geochemical sampling which is recommended by the Husband Report to determine the extent of the mineralized vein system and to assess the mineralized shear zones as well as altered and mineralized intrusives on the southern portion of the property. Previous soil grids that were limited in scale will be re-estab-lished and expanded to delineate geochemical anomalies. A geophysical survey over these grids is planned to identify projected veining. Detailed geological mapping in area of grids will take place to identify veining and bedrock alteration associated with possible porphyry gold targets.

When available, existing workings, like trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, the Company will begin trenching the area.

Trenches are generally approximately 150 feet in length and 10-20 feet wide. These dimensions allow for a thorough examination of the surface of the vein structure types generally encountered in the area. They allow for easier restora -tion of the land to its pre-exploration condition when the Company concludes its operations. Once excavation of a trench is completed, samples are taken and then analyzed for economically potential minerals that are known to have occurr-ed in the area. Careful interpretation of this available data collected from the various tests aid in determining whether or not the prospect has current economic potential and whether further exploration is warranted.

Phase 1 will take about 2 months and cost up to $45,000.

In 2003, the Company contracted with Mr. Rod Husband, an independent project geologist, to conduct the first portion of the Phase 1 program by providing mapping and geologist and geochemical sampling for an approximate cost of $5,500.

Phase 2 will be further programs of trenching and drilling contingent upon favor -able results of the preceding exploration phase. Work would begin with trench-ing in areas of geochemical anomalies which would be useful to expose bedrock for mapping.

The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. Trenching identifies the continuity and extent of mineralization, if any, below the surface. After a thorough analysis of the data collected in Phase 2, the Company will decide if the property warrants a Phase 3 study.

Phase 2 will take about 3 months and cost up to $127,000. The Company will have to raise more money before the Company can complete Phase 2.

If the Company finds mineralized materials, the Company intends to try to explore the reserves ourselves, and/or bring in other interested parties or partners.

Competitive Factors

The gold mining industry is fragmented. The Company competes with other exploration companies looking for gold. The Company is one of the smallest exploration companies in existence. The Company is an infinitely small participant in the gold mining market. While the Company competes with other exploration companies, there is no competition for the exploration or removal of mineral from out of its property. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, the Company will be able to sell any gold that the Company is able to recover.

Regulations

Its mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This Act sets forth rules for locating claims, posting claims, working claims and reporting work performed. The Company is also subject to the British Columbia Mineral Exploration Code which tells the Company how and where the Company can explore for minerals. The Company must comply with these laws to operate its business. Compliance with these rules and regulations will not adversely affect its operations.

Environmental Law

The Company is also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration of mining properties. Its goals are to protect the environment through a series of regulations affecting Health and Safety, Archaeological Sites and exploration access.

The Company is responsible to provide a safe working environment, not disrupt archaeological sites, and conduct its activities to prevent unnecessary damage to the property.

The Company will secure all necessary permits for exploration and, if explora-tion is warranted on the property, will file final plans of operation before the Company starts any mining operations. The Company anticipates no discharge of water into active stream, creek, river or lake or any other body of water reg-ulated by environmental law or regulation. No endangered species will be disturb -ed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of its proposed activities cannot be determined until the Company starts its operations and know what that will involve from an environmental standpoint.

The Company is in compliance with the Act and will continue to comply with the Act in the future. The Company believes that compliance with the Act will not adversely affect its business operations in the future.

BonusAmerica

The Company has entered into a definitive agreement, which closed on March 31, 2004, to acquire BonusAmerica Corporation ("BonusAmerica") from Stanford Inter-national Holding Corporation ("Stanford"). The Company issued 5 million forward-split restricted common shares to Stanford for 100% of BonusAmerica. The founders of the Company will also transfer 6.5 million restricted shares to Stanford to complete the transaction. Based in Los Angeles, BonusAmerica markets a series of life style and household products directly to consumers through both traditional and electronic channels. BonusAmerica controls an "opted-in" E-mail database and a postal database. BonusAmerica commenced operations on or about July 1, 2002.

The acquisition will be accounted for as a reverse acquisition, and the assets of BonusAmerica are recorded at their historical cost. No goodwill will be recorded in connection with the reverse acquisition, since the Company is in a development-stage company with no historical operating revenues to date.

BonusAmerica Corporation is a California company; it is the wholly-owned Direct Marketing subsidiary of Stanford International Holdings Corporation of California. BonusAmerica's head office is currently located at 834 S. Broadway, 5th Floor, Los Angeles, California. It has merchandising and marketing offices in Canada, Hong Kong and China. Started in 2000, through initial rental of other operators' lists and following up with various promotional and marketing techniques; it built an "Opted-In" database of over 15 million e-mail addresses and over 3 million postal addresses. In the opinion of management, these constitute the base of potential customers and a major asset. BonusAmerica only started to market its line of outstanding household products, personal electronics, and fashion accessories directly to consumers throughout North America in August 2002

BonusAmerica has or may generate revenues from the following:

o Direct Product Marketing - Direct marketing of company sourced merchandise to an "Opted-In" database of 15,000,000 e-mail and 3,000,000 postal addresses. A China version called BonusChina will start in the second half of 2004. The name www.BonusChina.com has already been registered.

o Media and Advertising Services - Online and traditional advertising on the company's marketing portals and printed media. Rental of e-mail and postal address lists to other marketers.

o Virtual Stores - Virtual store facilities for suppliers with no U.S. onshore capabilities, providing services such as sales and marketing, warehousing, ordering and shipment, and administrations. It will contain both B2B and B2C applications. BonusAmerica has not generated significant revenues from these activities.

Stanford International Holdings Corporation of California will acquire 11,500,000 out of 19,862.000 or 57.9% of shares outstanding of the registrant after the close of the acquisition of BonusAmerica Corporation.

History of BonusAmerica Corporation
-----------------------------------

BonusAmerica Corporation (a California company) started out as the Direct Marketing subsidiary of Stanford International Holdings Corporation (a California company). The company's head office is currently located at 834 S. Broadway, 5th Floor, Los Angeles, California 90014. Telephone (213) 243-1505, Facsimile (213) 243-1509. It has merchandising and marketing offices in Canada, Hong Kong and China.

BonusAmerica Corporation
------------------------

BonusAmerica is a Direct Marketing and Media company based out of Los Angeles, California. The company has three distinct divisions:

        1. Direct Marketing - Direct marketing of company sourced merchandise to an "Opted-In" database of 15,000,000 e-mail and 3,000,000 postal addresses.
        2. Media and Advertising - Online and traditional advertising on the company's marketing portals and printed media. Rental of e-mail and postal address lists to other marketers.
        3. Virtual Stores - Virtual store facilities for suppliers with no U.S. onshore capabilities, providing services such as sales and market-ing, warehousing, ordering and shipment, and administrations. It is designed to contain both B2B and B2C applications.

The company was profitable in its first full year of operations. Its audited results for the year ended December 31, 2003 (completed by McKennon, Wilson & Morgan, a PCAOB registered firm) confirmed that it had revenue of $3,711,074 and net income of $282,731. If it can achieve proper funding, the company expects aggressive growth of its current business over the next 5 years in the direct marketing field in North America and China.

The Company, BonusAmerica, started its Direct Marketing division in 2000. For the next 3 years, through initial rental of other operators' lists and following up with various promotional and marketing techniques; it built an "Opted-In" database of over 15 million e-mail addresses and over 3 million postal addresses. These constitute the company's base of potential customers and a major asset. It started to market its line of outstanding household products, personal electronics, and fashion accessories directly to consumers throughout North America in August 2002. Because of its direct established link to manufacturers and suppliers overseas, it has experienced a significant margin, substantially better than its competitors that do not have direct sourcing.

Opted-In Database
-----------------

The company controls an "Opted-In" database of over 15 million e-mail and over 3 million postal addresses. In order to understand the value of this asset, it is essential to understand the concept of "Opted-In". The simple explanation is that any promotional type of e-mail that is not "Opted-In" is illegal. SPAM has been ruled illegal for some time now and recently Microsoft has launched a multi-million dollar lawsuit against SPAM operators.

In BonusAmerica's case, the database was built on a proprietary stable infrastructure by an in-house staff. BonusAmerica web site www.BonusAmerica.com was established to offer a collection of low cost ($9.99 - $99.99) household and personal interest items to North American consumers. With special offers and bonuses, BonusAmerica attempts to attract subscribers to Opt-In to receive future offers. Subscribers that made an actual purchase or requested additional information were added to the postal database of land addresses. BonusAmerica started to build the database in 2000 starting with rented lists. E-mails were sent and the receiver has 2 opportunities to voluntarily take the "Option" of becoming a BonusAmerica subscriber; i.e. "Opted-In".

BonusAmerica's Competitive Features
-----------------------------------

o It sources products directly from the world's low cost manufacturers and offers them to consumers at low prices.
o Because of the direct link to the suppliers, the products reach the shelf very quickly.
o       Its products are usually below $100 and free shipping is included.
o       Exciting promotions offer a free gift with every order.
o       There is a constantly updated list of 60 - 80 items.
o Operations are handled by a vertically integrated staff with a goal of a 48-hour turnaround.

Subscriber Profile BonusAmerica Has Developed a Typical Subscriber Profile:
---------------------------------------------------------------------------

o        Web savvy 35+ years old
o        $40,000 annual income
o        Female to male ratio: 60/40
o        Usually value minded
o        Most interested on life style and gadgetry products

Growth Strategy - BonusAmerica has Developed Goals to Accomplish a Growth
-------------------------------------------------------------------------
Strategy for Opt In:
-------------------

o       Improve on all the key statistics in online marketing:
o       Grow database to 30 million in 12 to 18 months
o       Offer more product promotions
o       Improve click rate by designing better and more interesting messages
o Improve on action rate by offering name brands and better merchandise selection
o Offer bigger ticket merchandise o Implement "Loyalty Program" to create a more loyal client base

Supplementary Marketing Methods:
-------------------------------

o        Further develop the private brand "AHNSER"
o        Direct Mailing - Catalogs, Coupons
o        Wholesale to other retailers
o        Store Front Retail
o        TV, Infomercials, Radio and Print advertising

Advertising and Media Connection
--------------------------------

The company started operations of the www.CouponsRewardsSavings.com web site in 2003 and recorded sales of $535,400 in income. There are three main revenue generation avenues:

1.       Click through revenue from www.CouponsRewardsSavings.com
2.       E-mail and postal list rentals
3.       Advertising on the BonusAmerica catalog

BonusAmerica has advertising agencies, Walter Karl and iMomentum, placing their
-------------------------------------------------------------------------------
clients on the www.CouponsRewardsSavings.com web site.
-----------------------------------------------------

www.CouponsRewardsSavings.com (CR&S)

This web site attracts visitors with discounts, free gifts and other promotions. The company gets paid by the advertiser every time a visitor clicks through to the clients web site, which is the traditional business model of online advertising. The list of current advertisers include:

o        Professional Career Development Institute
o        GoTOMyPC
o        Financial Cents News
o        USA Platinum
o        ClearCredit
o        JDate.com
o        Home Business Matchmaker
o        Reunion.com

List Rentals
------------

Management expects to build a database from 15 million e-mail and 3 million postal addresses to 30 million and 6 million respectively in the next 12 to 18 months. The going price for e-mail address rentals is about 5 cents each and postal address range between 10 to 50 cents depending on the amount of screening. This is very high margin business, and management intends to direct more resources to focus on this activity.

Growth Strategy for Coupon Rewards Savings.com Program and Goals
----------------------------------------------------------------

o Aggressive marketing to target well-known Brand Names, Fortune 500 and other major merchandisers
o       Sign up more brokers such as Walter Karl and iMomentum
o Increase CR&S's brand awareness through online and offline advertising and affiliate programs
o       Increase number of promotions

Virtual Stores
--------------

There are numerous B2B and B2C web sites on the Internet, notable ones being Amazon.com (B2C) and Alibaba (B2B in China). For B2C, the BonusAmerica concept takes the business model one step further to connect a manufacturer directly to the consumer through its direct marketing capabilities. The concept was derived when a handful of BonusAmerica's suppliers raised such a demand. On the B2B side, BonusAmerica is already in contact with 800,000 sell side and 200,000 buy side businesses.

Management Assumptions for Virtual Stores Concept:

o Most small to medium size overseas manufacturers can not afford to establish a merchandising operation in North America
o       Manufacturer also lacks the merchandising know how
o BonusAmerica will set up virtual store web page, maintain the web page, send out promotional material and manage the sales process
o Delivery either direct from the factory or from manufacturer's inventory onshore
o BonusAmerica is currently in direct contact with 800,000 sell side and 200,000 buy side businesses

Building of the initial databases for Virtual Stores is underway.

Employees

Initially, the Company intends to use the services of subcontractors for manual labor exploration work on its mineral properties. Its only technical employees will be Fred Tse and Ernest Cheung, its officers and directors.

Employees and Employment Agreements

At year end, the Company has no employees, other than Messrs. Tse and Cheung, its officers and directors, who were not paid any compensation for their services. Messrs. Tse and Cheung do not have employment agreements with the Company. The Company presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt plans in the future. There are presently no personal benefits available to any employee.

Risk Factors

Risks associated with the Company's business plan in mineral exploration are as follows:

1. The Company expects losses to continue, and the failure to generate revenues could cause the Company to go out of business.

The Company was incorporated in February 1, 2002, and the Company has not start-ed its proposed business operations or realized any revenues. The Company has no operating history upon which an evaluation of its future success or failure can be made. The Company has not generated any operating revenues since inception. Its net loss since inception to December 31, 2003 is $148,191. Its ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate a profitable mineral property, its ability to generate revenues and its ability to reduce exploration stage costs.

The Company expects to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of its mineral properties. The Company cannot guarantee that the Company will be successful in generating revenues in the future. Failure to generate revenues will cause the Company to go out of business.

2. The Company is subject to risks inherent in the establishment of a new business enterprise.

The Company is subject to risks inherent in the establishment of a new business enterprise including limited capital resources, possible delays in the exploration of its properties, and possible cost overruns. If the Company is not able to address these events, should they occur, the Company may have to curtail or suspend its operations.

3. The Company has no known mineral reserves, and, if it cannot find any, the Company will have to cease operations.

The Company has no mineral reserves. If the Company does not find a mineral reserve containing valuable minerals or if the Company cannot explore the mineral reserve, either because the Company does not have the money to do it or because it will not be economically feasible to do it, the Company will have to cease operations and you will lose your investment.

4. Weather interruptions in the Province of British Columbia may affect and delay proposed exploration operations.

Proposed exploration work can only be performed approximately five to eight months out of the year. This is because rain and snow cause roads leading to its claims to be impassible during four months of the year. When roads are impassible, the Company is unable to work and explore.

5. Because the Company is small and does not have much capital, the Company must limit its exploration. This may prevent the Company from realizing any revenues and investors may lose their investment as a result.

Because the Company is small and does not have much capital, the Company must limit the time and money the Company expends on exploration of interests in its property. In particular, the Company will not:

         devote the time the Company would like to exploring its property;

         spend as much money as the Company would like to exploring its prop-erty.

         rent the quality of equipment the Company would like to have for exploration.

         have the number of people working on its property that the Company would like to have.

By limiting its operations, it will take longer to explore its property. There are other larger exploration companies that could and probably would spend more time and money exploring the property that the Company has acquired.

6. The Company will have to suspend its exploration plans if the Company does not have access to all its supplies and materials the Company needs.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, like dynamite, and equipment like bulldozers and excavators that the Company might need to conduct exploration. The Company is not attempted to locate or negotiate with any suppliers of products, equipment or materials. The Company will attempt to locate products, equipment and materials after this offering is complete. If the Company cannot find the products and equipment the Company needs, the Company will have to suspend its exploration plans until the Company does find the products and equipment the Company needs.

7. The Company may not have enough money to complete its exploration.

The Company may not have enough money to complete the exploration of its property. If it turns out that the Company does not have enough money to complete its exploration program, the Company will try to raise additional funds from a second public offering, a private placement or loans. At the present time, the Company has not made any plans to raise additional money and there is no assurance that the Company would be able to raise additional money in the future. If the Company needs additional money, and can't raise it, the Company will have to suspend or cease operations.

8. One of its officers and directors has conflicts of interest in that he is an officer and director of other mining companies.

One of its officers and directors has conflicts of interests in that he is an officer and director of other mining companies. In the future, if the Company decides to acquire a mining property, which is also sought by one of the companies, which Mr. Stephen Kenwood is an officer or director, a direct conflict of interest could result.

9. The Company owes its officers and directors a substantial amount of money that they are entitled to demand at any time and if they demand repayment of the amount the Company owes them it may compromise its business operations and an investor could lose their investment.

Mr. Tse and Archer Pacific Management, a Company wholly owned by Ernest Cheung, advanced demand loans to the Company in the total sum of $158,516, which were used for organizational and start-up costs and operating capital. The loans do not bear interest and have not been paid as of the date hereof. The Company issued three promissory notes reflecting the demand loans and they are due upon demand. Its officers agreed that they will accept payment from the Company when the money is available. However, if they demand repayment of the money owed to them before the Company is in a position to pay it this may harm its proposed business operations and investors may lose their investment.

10. The Company may conduct further offerings in the future in which case your shareholdings will be diluted.

The Company may conduct further offerings in the future to finance its current project or to finance subsequent projects that the Company decides to undertake. If the Company decides to raise money or conduct further offerings in the future your shareholdings will be diluted.

11. The deed on its property has not been registered in its name. The recorded owner will have superior title to the property.

The claims are recorded in Mr. Kenwood's name to avoid paying additional fees, however, title to the claims has been conveyed by the Company by an unrecorded deed. Under British Columbia provincial law, if the deed is recorded in its name, the Company will have to pay a minimum of $500 (Canadian dollars) and file other documents since the Company is a foreign corporation in Canada. An un-recorded deed is one which title to the property has been transferred to the Company, but the deed has not been filed with the British Columbia office of records. Title to the property is superior to all other unrecorded deeds. Should Mr. Kenwood transfer title to another person and that deed is recorded before recording its deed, that person will have superior title and the Company will have none.

ITEM 2.  DESCRIPTION OF PROPERTIES

The property of its mining claims is located 20 kilometers south of Cherryville, BC, and 70 kilometers east of Vernon, BC, along Highway 6 which cuts the property in half.

The Company's administrative office is located at 186 Stevens Drive, West Vancouver, BC, Canada, V7S 1C4. Its phone number is (604) 926-3288. Its office is leased from FKT Exploration Consultants Limited, a company wholly owned by Fred Tse, started April 2002, on a month to month basis and its monthly rental is $600.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

There were no matters submitted to the shareholders during the fourth quarter of 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

At December 31, 2003 the Company had approximately 50 shareholders of record of its common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to the Company. Its common stock was traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "LGBW" (subsequent to year end, the symbol was changed upon the forward split). The table shows the high and low bid of its common stock since October 2, 2003, when its securities were approved for trading. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         2003                           High Bid                         Low Bid
    Quarter ended
---------------------------- -------------------------------- ------------------
     December 31                            *                               *
         2003                             $.04                             $.04
     September 30                           *                               *
       June 30                              *                               *
       March 30                             *                               *

--------------------------------------------------------------------------------

There are no plans, proposals, arrangements or understandings with any person with regards to the development of a trading market in any of its securities.

Of the 14,862,000 shares of common stock outstanding as of December 31, 2003, 9,000,000 shares are restricted securities and may only be resold in compliance with Rule 144 of the Securities Act of 1933 and 5,862,000 are deemed free trading. (Adjusted for 1 to 10 forward split.)

The Company issued 586,200 shares of common stock (pre forward split one to ten) through its public offering that closed on January 3, 2003 and raised $59,247.

The Company is not declared any cash dividends, nor does the Company intends to do so. The Company is not subject to any legal restrictions respecting the pay-ment of dividends, except that they may not be paid to render the Company insolv -ent. Dividend policy will be based on its cash resources and needs and it is anticipated that all available cash will be needed for its operations in the foreseeable future. There is no compensation plans under which its common stocks are authorized for issuance.

SEC Rule 15g

Its Company's shares are covered by Rule 15g of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/ dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding

$200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the trans-action prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell its securities and also may affect your ability to sell your shares in the secondary market.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Some discussion in this report may contain a number of forward-looking statements that reflect its current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or word which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of December 31, 2003. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or its predictions.

Its Company is engaged in exploration of its property. Its Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

The Company is a start-up, exploration stage company and have not yet generated or realized any revenues from its business operations. The Company must raise cash in order to implement its plan and stay in business.

As at December 31, 2003, the Company had cash resources of $8,821.

Results of Operations

From Inception on February 1, 2002 to December 31, 2003, the Company has engaged in no significant operations other than organizational activities, acquiring and staking its first property, preparing the registrations of its securities, completing its public offering and beginning Phase 1 of its exploration program.

Since inception, the Company has used its common stock to raise money, the Company has also obtained demand loans totaling $158,516 from its officers, for its property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception to December 31, 2003 was $223,790, as the result of proceeds received from the founders of the Company and from the public offering pursuant to the Registration Statement Form SB-2 effective October 25, 2002.

The Company had no revenues in the years ended December 31, 2003 or 2002, except for interest income of $13,241 in 2003 and $3,551 in 2002.

The Company incurred expenses in 2003 totaling $107,955 compared to $57,029 in 2002. The major components of these expenses were: legal and audit fees of

$15,248 in 2003 compared to $37,711 in 2002, in which expenses were higher due to registration expenses; office lease of $5,553 in 2003 compared to $3,423 in 2002; office and miscellaneous of $3,322 in 2003 and $2,262 in 200s; mineral staking costs were none in 2003 compared to $4,552 in 2002.

The Company incurred $75,906 in 2003 and $9,081 in 2002 for amortization of deferred stock based compensation. The company accrued $7,926 in imputed interest in 2003 compared to none in 2002. The loss for the period was ($94,713) in 2003 compared to ($53,478) in 2002. The net loss per share was ($.01) in 2003 and ($.03) in 2002.

Liquidity and Capital Resources

As of December 31, 2003, the Company has yet to generate any revenues from its business operations.

As of December 31, 2003, the Company had cash resources of $8,821. The Company had notes receivable of $160,000.

Need for Additional Financing

The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of carrying out its business. The Company's needs for additional financing are likely to increase substantially. The Company will need to raise additional funds to expand any business activities in the next twelve months.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

The Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company anticipates significant changes in the number of employees in the next twelve months due to the BonusAmerica acquisition.

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $170,493, all of which is current, minimal cash, no liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS
INDEPENDENT AUDITORS REPORT                                            F-1
FINANCIAL STATEMENTS
Balance Sheet                                                          F-2
Statement of Operations                                                F-4
Statement of Stockholder's Equity (Deficit)                            F-3
Statement of Cash Flows                                                F-5
Notes To Financial Statements                                       F-6 - F-13

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Since September 2002, Moore Stephens Ellis Foster Ltd., Chartered Accountants, has been retained to provide the review engagement report for its financial statements as of September 30, 2002 and to provide the auditor's reports for the financial statements as of December 31, 2002 and December 31, 2003. The change of accountant was approved by majority consent of the board of directors. The Company is contacted its former accountant, Cunningham & Associates LLP, Certified Public Accountants for dismissal of its services and there are no disagreements between the Company and the former accountant, Cunningham & Associates LLP, whether resolved or not resolved, on any matter of accounting principles or practices, financial statements disclosures or auditing scope or procedure, which would cause them to make reference to the subject matter of a disagreement in connection with their report from its inception to April 5, 2002. The former accountant's report on its financial statements does not contain any adverse opinions or disclaimers of opinions and is not qualified or modified as to uncertainty, auditing scope or accounting principles.

ITEM 8A.  CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed within 90 days of filing of this Form 10-KSB, the Company's chief executive officer and chief financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were no significant changes in the Company's internal controls nor other facts that would significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregates of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management short term review procedures until such time as additional funding is provided to hire additional executive to segregate duties within the Company.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

Each of its directors is elected by stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of its officers is elected by the board of directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of its present officers and directors are set forth below:

-------------------------------------- -------- --------------------------------
Full Name and Resident Address         Age      Positions
-------------------------------------- -------- --------------------------------
Fred Tse                               56       President and Director
186 Stevens Drive
West Vancouver, BC, V7S 1C4
-------------------------------------- -------- --------------------------------
Ernest Cheung                          52       Secretary/Treasurer and Director
141-757 West Hastings St. #328
Vancouver, BC, V6C 1A1
-------------------------------------- -------- --------------------------------
Stephen Kenwood                        42       Director
2073 - 149th Street
Surrey, BC, V4A 8L4
-------------------------------------- -------- --------------------------------

The persons named above have held their offices/positions since inception of its company and are expected to hold their offices/positions until the next annual general meeting of its stockholders.

Background of Officers and Directors

Mr. Fred Tse has been its President and member of its board of directors since the inception of its business. Mr. Tse has devoted approximately 100% of his professional time to its business and intends to continue to devote this amount of time in the future:

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

After Mr. Tse left Pacific International Securities Inc. in December 2001, He started to prepare for establishing Longbow Mining Corp. and became President in February, 2002. Mr. Tse is currently the President of Longbow Mining Corporation

Since 1997 to December, 2001 he was an Investment Advisor with Pacific Inter-national Securities Inc.

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

Since 1983 to 1986 he was Chief Geophysicist with Ulster Petroleums Ltd.

Since 1986 to 1988 he was a Staff Geophysicist with Husky Oil Operations Ltd.

Since 1981 to 1983 he was Senior Geophysicist with Norcen Energy Resources Limited in Northwestern Alberta and Northeastern British Columbia.

Since 1977 to 1981 he was Senior Geophysicist with Gulf Canada Resources Inc. in Northeastern British Columbia.

Mr. Ernest Cheung has been its Secretary, Treasurer and member of its board of directors since the inception of its business. Mr. Cheung has devoted approximately 10% of his professional time to its business and intends to continue to devote this amount of time in the future:

Mr. Cheung received a Bachelors Degree in Math in 1973 from University of Waterloo, Ontario. He received a MBA in Finance and Marketing from Queen's University, Ontario, in 1975.

Mr. Cheung has been involved in venture capital markets for many years.

Since January of 1997, Mr. Cheung has been the President of Agro International Holdings Inc., an Agriculture Company (AOH:TSX).

Since May, 2000, Mr. Cheung has been President of China NetTV Holdings Inc., a Set-Top Box Technology Company (CTVH:OTCBB).

Since April, 1997 Mr. Cheung has been Secretary of Drucker Inc., an Oil and Gas Company (DKIN:OTCBB).

Since June, 1998 Mr. Cheung has been an independent director of ITT World Investment Group Inc., a Beverage Distribution company (IWI.A:TSX).

Since April, 1999 Mr. Cheung has been an independent director of NetNation Communications Inc., a Domain Name Registration company (NNCI:NASDAQ).

Since August, 1998. Mr. Cheung has been a Director of Pacific E. Link Corp., an advertising company (PLC:TSX).

Since May, 1995 Mr. Cheung has been President of Richco Investors Inc., a company which provides capital market services (YRU.A:TSX).

Since March, 1997 Mr. Cheung has been an independent director of Spur Ventures Inc., a Fertilizer company (SVU:TSX).

Since December, 2001 Mr. Cheung has been Secretary of The Link Group Inc., an Internet Surveillance company (LNKG:OTCBB).

Since March, 1997 Mr. Cheung has been Secretary of Xin Net Corp., a China Internet company (XNET:OTCBB)

From 1991 to 1993 he was Vice-President of Midland Walwyn Capital, Inc. of Toronto, Canada, now known as Merrill Lynch Canada.

From 1992 until 1995 he served as Vice-President and Director of Tele Pacific International Communications Corp.

Mr. Stephen Kenwood has been a member of its board of directors since the inception of its business. Mr. Kenwood has devoted approximately 2% of his professional time to its business and intends to continue to devote this amount of time in the future:

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

From June 1993 to June 1995, Mr. Kenwood worked on a long-term contract with Adrian Resources Ltd. on the Petaquilla porphyry copper-gold deposit in Panama.

As President of Pebble Beach Geological Services Ltd., Mr. Kenwood worked as an independent geological consultant since 1992.

From January 1990 to August 1991, Mr. Kenwood worked as a project geologist at Eskay Creek for Prime Exploration Ltd.

Mr. Kenwood was a geologist with Cominco, Ltd. on the Snip gold mine from July 1987 to December, 1989.

Conflicts of Interest

The Company believes Mr. Stephen Kenwood will be subject to conflicts of interest. The conflicts of interest arise from Mr. Kenwood's relationships with other mining corporations. In the future, Mr. Kenwood will continue to be involved in the mining business for other entities and their involvement could create a conflict of interest. At the present time, the Company does not foresee a direct conflict of interest because the Company does not intend to acquire any additional mining properties. The only conflicts that the Company foresees is Mr. Kenwood's devotion of time to mining projects that do not involve the Company.

Specifically, Mr. Kenwood is a director of Gothic Resources Inc., Majestic Gold Corp. and Auterra Gold Corp., all of which are engaged in the mining business.

Involvement in Certain Legal Proceedings

To its knowledge, during the past five years, its officer and director has: (1) not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) were convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Code of Ethics

The Company has not adopted a code of ethics as of December 31, 2003.

Audit Committee and Audit Committee Financial Expert

The Company has not at present a separately designated audit committee. The entire board of directors is acting as its Company's audit committee as specified in Section 3(a)(58)(B) of the Exchange Act.

The board of directors has determined that the Company has at least one qualified financial expert serving on its audit committee. That person is Ernest Cheung.

Mr. Cheung is not independent because he is an affiliate of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

Messrs. Tse, Cheung and Kenwood, its officers and directors, were not compensated for their services and there are no plans to compensate them in the near future until such time as the Company generates sufficient revenue to do so. The proceeds of this offering will not be used to compensate them.


                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                            Annual Compensation                                          Awards

Name and                 Year          Salary ($)       Bonus         Other Annual          Restricted           Securities
Principal                                               ($)           Compensation ($)      Stock                Underlying
Position                                                              Award(s)($)           Options/SARs(#)
-----------------------------------------------------------------------------------------------------------------------------

Fred Tse,                 2003          0                 0                 0               0                         0
President                 2002          0                 0                 0               0                         0
                          2001          0                 0                 0               0                         0

Ernest Cheung,            2003          0                 0                 0               0                         0
CFO                       2002          0                 0                 0               0                         0
                          2001          0                 0                 0               0                         0


Indemnification

Under its Articles of Incorporation and Bylaws of the corporation, the Company may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in its best interest. The Company may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, the Company must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, the Company is informed that, in the opinion of the Securities and Exchange
Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2003, the total number of shares owned beneficially by each of its directors, officers and key employees, individually and as a group, and the present owners of 5% or more of its total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares:

Mr. Cheung and Mr. Tse may be deemed to be a parent and promoter of its company within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.


---------------------------------- ------------------ ------------------- -----------------------
                                                                          Percentage of
Name and Address of Beneficial     Number of Shares                       Ownership After
Owner                              Owned              Office/Position     Offering
---------------------------------- ------------------ ------------------- -----------------------
Fred Tse                           3,000,000*         President and       20.19%
186 Stevens Drive                                     Director
West Vancouver,
BC V7S 1C4
---------------------------------- ------------------ ------------------- -----------------------
Ernest Cheung [1]                  6,000,000*         Secretary/          40.37%
141-757 West Hastings Street,                         Treasurer and
#328                                                  Director
Vancouver, BC V6C 1A1
---------------------------------- ------------------ ------------------- -----------------------
Stephen Kenwood                    nil                Director            0%
2073 - 149th Street,
Surrey, BC, V4A 8L4
---------------------------------- ------------------ ------------------- -----------------------
All Officers and Directors, as a   9,000,000*                             64.56%
Group (2 persons)
---------------------------------- ------------------ ------------------- -----------------------

(* Post forward split one for ten.)

[1] These shares are held by Archer Pacific Management Inc., a company wholly owned by Ernest Cheung.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of its securities that may result in a change in its control of the Company.

Equity Compensation Plans

The  Company  is  no  compensation  plans  (including  individual   compensation
arrangements) under which securities are authorized for issuance.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
In February 1, 2002, the Company issued a total of 900,000 shares of restricted common stock to Mr. Fred Tse and Ernest Cheung (in the name of his company, Archer Pacific Management Inc.) officers and directors of the company. This was accounted for as advances of $6,000.00.

Since its inception, Mr. Fred Tse and Archer Pacific Management Inc., advanced demand loans to the Company in the total sum of $158,516, which were used for organizational and start-up costs and operating capital. The loans do not bear interest and have not been paid as of the date hereof. There are three promissory notes reflecting the loans and they are not due on a specific date.

The promissory notes consist of advances to a company controlled by an individual related to a director of the Company. The notes bear interest at 6% per annum accrued daily and repayable on demand.

During fiscal year 2003, interest income of $9,600 (2002 - $2,068) was earned from a company controlled by an individual related to a director of the Company. At year-end, this amount remained unpaid and is shown under accounts receivable.

During fiscal year 2003, rent of $4,165 (2002 - $3,423) was charged by a company wholly-owned by a director of the Company. At year-end, this amount remained unpaid and is shown under accounts payable and accrued liabilities.

Other related party transactions are disclosed elsewhere in the financial statements.

In February 2004, the Company signed a definitive agreement to acquire 100% interest in Bonus America Corporation by issuing five million (5,000,000) post-split restricted common shares from treasury and transferring 6.5 million (6,500,000) restricted common shares from founding shareholders.

The acquisition will be accounted for as a reverse acquisition.

During the fiscal year 2002, the Company recorded a deferred stock-based compensation of $84,987 representing the value of restricted stock shares issued to certain officers and directors of the Company. Deferred stock-based compensation represents the difference between the sale price and the market price of the Company stock on the date that restricted stock is sold to certain employees and directors. The Company amortized deferred stock compensation over the vesting period of one year. During the fiscal year 2003, the Company recorded amortization of deferred stock-based compensation of $75,906 (2002 - $9,081).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

No Form 8-Ks have been filed since inception.

Exhibits

The following Exhibits are incorporated herein or by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-86982 on April 24, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.         Document Description

3.1*                Articles of Association
3.2*                Bylaws
4.1*                Specimen Stock Certificate
4.2*                Promissory Note to Archer Pacific Management Inc. for the
                    Company $100,000.00
4.3*                Promissory Note to Archer Pacific Management Inc. for the
                    Company $39,010.97
4.4*                Promissory Note to Fred Tse for the Company $19,506.16
10.1*               Gabi Claim
10.2*               Madi Claim
10.11*              Bill of Sale Absolute
10.12*              Statement of Trustee
10.13*              Deed
31.1                Rule 13a-14(a)/15(a)-14(a) Certification
32.1                Section 1350 Certification
99.1*               Subscription Agreement

* Incorporated by reference to same exhibit filed with the Company's Form SB-2 Registration Statement on April 24, 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee.

The aggregate fees for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of its annual financial statements and review of financial statements included in its Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagement for two years are:

for fiscal year 2002: $0;
and for fiscal year 2003: $3,100.

Tax Fees.

None.

All Other Fees.

None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of April, 2004.

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

/s/ Fred Tse
Fred Tse President and a member of the Board of Directors
4/7/2004

/s/ Ernest Cheung
Ernest Cheung
Secretary, Treasurer and a member of the Board of Directors who also performs the function of principal financial officer and principal accounting officer 4/7/2004

                           LONGBOW MINING CORP.
                           (A pre-exploration stage company)

                           Financial Statements
                           (Expressed in U.S. Dollars)

                           December 31, 2003 and 2002





                           Index

                           Report of Independent Auditors
                           Balance Sheets
                           Statements of Stockholders' Equity
                           Statements of Operations
                           Statements of Cash Flows
                           Notes to Financial Statements

MOORE STEPHENS ELLIS FOSTER LTD.
  CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC  Canada   V6J 1G1
Telephone:  (604) 734-1112  Facsimile: (604) 714-5916
Website:  www.ellisfoster.com

--------------------------------------------------------------------------------


REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders

LONGBOW MINING CORP.
(A pre-exploration stage company)

We have audited the balance sheets of Longbow Mining Corp. ("the Company") (A pre-exploration stage company) as at December 31, 2003 and 2002, the related statements of stockholders' equity, operations and cash flows for the year ended December 31, 2003 and the period from February 1, 2002 (inception) to December 31,2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and cash flows for the year ended December 31, 2003 and the period from February 1, 2002 (inception) to December 31, 2003 in conformity with generally accepted accounting principles in the United States of America.

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



                                            /s/ MOORE STEPHENS ELLIS FOSTER LTD.
Vancouver, Canada                           "MOORE STEPHENS ELLIS FOSTER LTD."
March 5, 2004                                        Chartered Accountants

--------------------------------------------------------------------------------

MS An independently owned and operated member of Moore Stephens North America, Inc. Members in principal cities throughout North America. Moore Stephens North America, Inc. is a member of Moore Stephens International Limited, members in principal cities throughout the world.


LONGBOW MINING CORP.
(A pre-exploration stage company)

Balance Sheets
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                               2003                      2002
-------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current
  Cash and cash equivalents                                                      $            8,821          $         21,122
  Promissory notes (Note 3)                                                                 160,000                   160,000
  Other receivable                                                                           11,668                     4,695
-------------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                        180,489                   185,817

Mineral property (Note 4)                                                                                                   -
                                                                                                  -
-------------------------------------------------------------------------------------------------------------------------------

Total assets                                                                     $          180,489          $        185,817
===============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
  Accounts payable and accrued liabilities                                       $           11,976          $          6,423
  Due to a director                                                                          19,506                    19,506
  Due to a shareholder                                                                      139,011                   139,011
-------------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                   170,493                   164,940
-------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity

Share capital
  Authorized:
        750,000,000 common shares with a par value
                      of $0.0001 per share
  Issued and outstanding:  14,862,000 common shares                                           1,486                     1,486

Additional paid-in capital                                                                  156,701                   148,775

Deferred stock-based compensation                                                                 -                   (75,906)

(Deficit) accumulated during the pre-exploration stage                                     (148,191)                  (53,478)
-------------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                    9,996                    20,877
-------------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                       $          180,489          $        185,817
===============================================================================================================================

   The accompanying notes are an integral part of these financial statements.


LONGBOW MINING CORP.
(A pre-exploration stage company)

Statements of Operations
(Expressed in U.S. Dollars)
-----------------------------------------------------------------------------------------------------------------------------
                                                                   February 1                                     February 1
                                                                         2002                                           2002
                                                               (inception) to             Year ended          (inception) to
                                                                  December 31            December 31             December 31
                                                                         2003                   2003                    2002
-----------------------------------------------------------------------------------------------------------------------------

Interest income                                             $        16,792         $         13,241       $          3,551
-----------------------------------------------------------------------------------------------------------------------------

General and administrative expenses
  Imputed interest                                                    7,926                    7,926                      -
  Legal and audit fees                                               52,959                   15,248                 37,711
  Occupancy                                                           8,976                    5,553                  3,423
  Office and miscellaneous                                            5,584                    3,322                  2,262
  Mineral claim staking costs                                         4,552                        -                  4,552
  Amortization of deferred
    stock-based compensation                                         84,987                   75,906                  9,081
-----------------------------------------------------------------------------------------------------------------------------

                                                                    164,984                  107,955                 57,029
-----------------------------------------------------------------------------------------------------------------------------

(Loss) for the period                                       $      (148,191)        $        (94,713)      $        (53,478)
=============================================================================================================================

(Loss) per share
 - basic and diluted                                                                $         (0.01)       $         (0.03)
=============================================================================================================================

Weighted average number of
  common shares outstanding
  - basic and diluted                                                                     14,862,000              1,779,880
=============================================================================================================================

   The accompanying notes are an integral part of these financial statements.


LONGBOW MINING CORP.
(A pre-exploration stage company)

Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Deficit
                                                                                                      accumulated
                                                                         Additional    Deferred         during           Total
                                                Common stock              paid-in     stock-based    pre-exploration   stockholders'
                                          ---------------------------
                                               Shares       Amount       capital      Compensation       stage          equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, February 1, 2002                                -    $     -     $        -      $       -      $        -     $        -

Issuance of restricted stock for cash
  November 2002, $0.000667 per share             9,000,000        900          5,100              -               -          6,000

Issuance of common stock for cash
  November 2002, $0.01011 per share              5,862,000        586         58,688              -               -         59,274

Deferred stock-based compensation
  resulting from issuance of restricted stock            -          -         84,987        (84,987)              -              -

Amortization of deferred stock-based
  compensation                                           -          -              -          9,081               -          9,081

Comprehensive income (loss):
  (Loss) for the period                                  -          -              -              -         (53,478)       (53,478)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                      14,862,000    $ 1,486     $  148,775      $ (75,906)     $  (53,478)    $   20,877

Amortization of deferred stock-based
  compensation                                           -          -              -         75,906               -         75,906

Imputed interest calculated on advances
  from stockholders                                      -          -          7,926              -               -          7,926

Comprehensive income (loss):
  (Loss) for the year                                    -          -              -              -         (94,713)       (94,713)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                      14,862,000    $ 1,486     $  156,701      $       -      $ (148,191)    $    9,996
===================================================================================================================================

   The accompanying notes are an integral part of these financial statements.


LONGBOW MINING CORP.
(A pre-exploration stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------------------------------------------------------
                                                                         February 1                                  February 1
                                                                               2002                                        2002
                                                                     (inception) to            Year ended        (inception) to
                                                                        December 31           December 31           December 31
                                                                               2003                  2003                  2002
--------------------------------------------------------------------------------------------------------------------------------

Cash flows from (used in)
  operating activities
  (Loss) for the period                                           $       (148,191)     $        (94,713)     $         (53,478)
  Adjustment to reconcile net loss to
   net cash used in operating activities:
  - amortization of deferred
      stock-based compensation                                              84,987                75,906                  9,081
  - imputed interest expense                                                 7,926                 7,926                      -
  Changes in assets and liabilities:
  - increase in other receivable                                           (11,668)               (6,973)                (4,695)
  - increase in accounts payable
      and accrued liabilities                                               11,976                 5,553                  6,423
--------------------------------------------------------------------------------------------------------------------------------

                                                                           (54,970)              (12,301)               (42,669)
--------------------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) financing activities
  Advances from a director and a shareholder                               158,517                     -                158,517
  Promissory notes receivable                                             (160,000)                    -               (160,000)
  Proceeds from issuance of common stock                                    65,274                     -                 65,274
--------------------------------------------------------------------------------------------------------------------------------

                                                                            63,791                     -                 63,791
--------------------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                        8,821               (12,301)                21,122

Cash and cash equivalents, beginning of period                                   -                21,122                      -
--------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                          $          8,821      $          8,821      $          21,122
================================================================================================================================

   The accompanying notes are an integral part of these financial statements.

LONGBOW MINING CORP.
(A pre-exploration stage company)

Notes to Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

1.       Incorporation and Continuance of Operations

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

2.       Significant Accounting Policies

        (a)      Cash and Cash Equivalents

                  Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.

        (b)      Mineral Properties and Exploration Expenses

                  Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2003, the Company did not have proven reserves.

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

LONGBOW MINING CORP.
(A pre-exploration stage company)

Notes to Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------


2.       Significant Accounting Policies (continued)

        (c)      Accounting Estimates

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

        (d)      Advertising Expenses

                  The Company expenses advertising costs as incurred. There was no advertising expenses incurred by the Company for the year ended December 31, 2003 and period ended December 31, 2002.

        (e)      Loss Per Share

                  Loss per share is computed using the weighted average number of shares outstanding during the year. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share because there are no dilutive securities.

        (f)      Concentration of Credit Risk

                  The Company places its cash and cash equivalents with high credit quality financial institutions. As of December 31, 2003, the Company had no balance in a bank beyond insured limits.

        (g)      Foreign Currency Transactions

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

LONGBOW MINING CORP.
(A pre-exploration stage company)

Notes to Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

2.       Significant Accounting Policies (continued)

        (h)      Fair Value of Financial Instruments

                  Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

                  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash and cash equivalents, promissory notes, other receivable, accounts payable and accrued liabilities and due to related parties. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

        (i)      Income Taxes

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

        (j)      Accounting for Derivative Instruments and Hedging Activities

                  The Company has adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

                  The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

LONGBOW MINING CORP.
(A pre-exploration stage company)

Notes to Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------


2.       Significant Accounting Policies   (continued)

        (k)      Stock-Based Compensation

                  The Company adopted the fair value method of accounting for stock-based compensation recommended by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation".

                  The Company does not have a stock option plan nor has it granted any stock options since inception.

        (l)      Long-Lived Assets Impairment

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

        (m)      Comprehensive Income

                  The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for the reporting and the displaying of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of Other Comprehensive Income for the periods ended December 31, 2003 and 2002.

        (n)      Intangible Assets

                  The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment. Intangible assets with a definite life are required to be amortized over their useful life or estimated useful life.

                  The Company does not have any goodwill nor intangible assets with indefinite or definite life since inception.

LONGBOW MINING CORP.
(A pre-exploration stage company)

Notes to Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------


2.       Significant Accounting Policies   (continued)

        (o)      New Accounting Pronouncements

                  In June 2002, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standard No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issued No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 does not have an impact on the Company's financial statements.

                  In November 2002, the FASB issued Interpretation No. 45 (FIN
                  45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others - An Interpretation of FASB Statements of No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 does not have impact on the Company's financial statements.

                  In January 2003, the FASB issued Interpretation No. 46 (FIN
                  46), Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51. This interpretation clarifies how to identify variable interest entities and how the Company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which the Company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 does not have impact on the Company's financial statements.

                  In May 2003, the FASB issued SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 does not have an impact on the Company's financial statements.

LONGBOW MINING CORP.
(A pre-exploration stage company)

Notes to Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------


2.       Significant Accounting Policies   (continued)

         (o)      New Accounting Pronouncements   (continued)

                  In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 does not have an impact on the Company's financial statements.

3.       Promissory Notes

         The promissory notes consist of advances to a company controlled by an individual related to a director of the Company. The notes bear interest at 6% per annum accrued daily and repayable on demand.

4.       Mineral Property

         British Columbia, Canada - Vernon Property

         In 2002, the Company acquired by staking, under the name of a Company director, a mineral property consisting of ten (10) claims covering approximately 2,500 acres located in Vernon, Canada, for approximately US$350. The director is the legal titleholder of the claims, however, an unofficial deed has been signed by that director transferring 100% interest to the Company. This deed will not be filed with the appropriate government agent until such time that the Company starts its exploration production and demands the transfer of these legal titles.

         In 2003, the ten (10) claims were combined into two (2) claims named MADI and GABI.

5.       Stockholders' Equity

        (a)      Common Stock

                  During fiscal year 2002, the Company issued 9,000,000 restricted common stock and 5,862,000 common stock for cash at $0.00667 per share and $0.1011 per share, respectively. The release of restricted common stock is one year after their issuance.

LONGBOW MINING CORP.
(A pre-exploration stage company)

Notes to Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------


5.       Stockholders' Equity   (continued)

        (b)      Deferred Stock-Based Compensation

                  During the fiscal year 2002, the Company recorded a deferred stock-based compensation of $84,987 representing the value of restricted stock issued to certain employees and directors of the Company. Deferred stock-based compensation represents the difference between the sale price and the market price of the Company stock on the date that restricted stock is sold to certain employees and directors. The Company amortized deferred stock compensation over the vesting period of one year. During the fiscal year 2003, the Company recorded amortization of deferred stock-based compensation of $75,906 (2002 - $9,081).

6.       Income Taxes

         As at December 31, 2003, the Company has estimated net operating losses carryforward for tax purposes of $54,000 (2002 - $45,000). This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

         The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

         -------------------------------------------------------------------
                                                 2003                   2002
         -------------------------------------------------------------------

         Tax loss carry forwards            $  18,900              $  15,750
         Valuation allowance                  (18,900)               (15,750)
         -------------------------------------------------------------------

                                            $ -                   $        -
         ===================================================================

7.       Related Party Transactions

        (a) During fiscal year 2003, interest income of $9,600 (2002 - $2,068) was earned from a company controlled by an individual related to a director of the Company. At year-end, this amount remained unpaid and is shown under accounts receivable.

        (b) During fiscal year 2003, rent of $4,165 (2002 - $3,423) was charged by a company wholly-owned by a director of the Company. At year-end, this amount remained unpaid and is shown under accounts payable and accrued liabilities.

        (c) Other related party transactions are disclosed elsewhere in the financial statements.

LONGBOW MINING CORP.
(A pre-exploration stage company)

Notes to Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------


8.       Subsequent Events

        (a) Effective February 25, 2004, the Company split its stocks by issuing ten (10) new stocks for one (1) old stock. The issued and outstanding stocks as at December 31, 2003 and 2002 have been restated to account for the split.

        (b) In February 2004, the Company signed a definitive agreement to acquire 100% interest in Bonus America Corporation by issuing five million (5,000,000) post-split restricted common shares from treasury and transferring 6.5 million (6,500,000) restricted common shares from founding shareholders.

                  The acquisition will be accounted for as a reverse acquisition.

                  Below is the summarized pro-forma consolidated statement of operations for the year ended December 31, 2003:


                  ---------------------------------------------------------------------------------
                  Revenue
                    Product sales                                                  $      3,175,620
                    Advertising and list rentals                                            535,454
                  ---------------------------------------------------------------------------------

                                                                                          3,711,074

                  Cost of product sales                                                   1,781,575
                  ---------------------------------------------------------------------------------

                  Gross profit                                                            1,929,499
                  ---------------------------------------------------------------------------------

                  Selling and marketing expenses                                          1,091,436
                  General and administrative expenses                                       478,883
                  Amortization of intangible assets                                          90,350
                  Amortization of deferred stock-based compensation                          75,906
                  ---------------------------------------------------------------------------------

                                                                                          1,736,575
                  ---------------------------------------------------------------------------------

                  Operating income                                                          192,924

                  Other income                                                               30,741
                  ---------------------------------------------------------------------------------

                  Income before provision for income taxes                                  223,665

                  Income taxes                                                               25,050
                  ---------------------------------------------------------------------------------

                  Net income for the year                                          $        198,615
                  =================================================================================