Form 10QSB
period 2004-03-31
BONUSAMERICA WORLDWIDE CORP.
filed 2004-05-24
CIK 1171689

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended: March 31, 2004


                        Commission file number 333-86982

                              BONUSAMERICA WORLDWIDE CORP.
                             (Formerly LONGBOW MINING CORP.)
                               ---------------------------
        (Exact name of small business issuer as specified in its charter)



         Nevada                                  75-3026459
         --------                                ----------
(State or other jurisdiction of                  (I.R.S. Employer incorporation
or organization)                                 Identification No.)


              834 S. Broadway, 5th Floor, Los Angeles, California 90014
              ---------------------------------------------------------
                     Address of principal executive offices)

                                 (778)-881-0939
                                 --------------
                           (Issuer's telephone number)


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [_]

As of May 21, 2004, 19,862,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [_]  No [X]

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by BONUSAMERICA WORLDWIDE CORP. (Formerly LONGBOW MINING CORP.) without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accountingprinciples generally accepted accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2003, included in the Company's Form 8-K filed on March 6, 2004 and Form 10-KSB.

Cautionary and Forward Looking Statements

         In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of BONUSAMERICA WORLDWIDE CORP., formerly Longbow Mining Corp. (the "Company") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative varia-tions thereof or comparable terminology are intended to identify forward-looking statements.

         These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied in those statements. Important facts that could prevent the Company from achieving any stated goals include, but are not limited to, the following:

         Some of these risks might include, but are not limited to, the following:

                  (a)      volatility or decline of the Company's stock price;

                  (b)      potential fluctuation in quarterly results;

                  (c)      failure of the Company to earn revenues or profits;

                  (d) inadequate capital to continue or expand its busi-ness, inability to raise additional capital or financ -ing to implement its business plans;

                  (e) failure to commercialize its technology or to make sales;

                  (f)      rapid and significant changes in markets;

                  (g) litigation with or legal claims and allegations by outside parties;

                  (h)      insufficient revenues to cover operating costs.

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2004 and any Current Reports on Form 8-K filed by the Company.


                          INDEX TO FINANCIAL STATEMENTS


Quarterly financial statements of BONUSAMERICA WORLDWIDE CORP.(formerly LONGBOW MINING CORP.), and its subsidiary, BonusAmerica, Inc., for the period ended March 31, 2004:

        Condensed consolidated balance sheet as of March 31, 2004 (unaudited)                   F-2

        Condensed consolidated statements of operations for the three months ended
         March 31, 2004 and 2003 (unaudited)                                                    F-3

        Condensed consolidated statement of stockholders' equity as of March 31,
         2004 (unaudited)                                                                       F-4

        Condensed consolidated statement of cash flows for the three months ended
         March 31, 2004 and 2003 (unaudited)                                                    F-5

        Notes to condensed consolidated financial statements (unaudited)                        F-6



                       BONUSAMERICA WORLDWIDE CORP.
                (formerly LONGBOW MINING CORP.) and Subsidiary
                      Condensed Consolidated Balance Sheet
                                   (unaudited)



                                                                                                   March 31,
                                                                                                     2004
                                                                                                   ---------
ASSETS

Current assets:
  Cash                                                                                         $         40,478
  Accounts receivable                                                                                   186,898
  Inventories                                                                                           214,061
  Notes receivable from related party                                                                   160,000
  Amounts due from affiliate                                                                            395,022
  Restricted cash                                                                                        50,000
  Other current assets                                                                                   11,668
                                                                                                ---------------
         Total current assets                                                                         1,058,127

Property, plant, and equipment, net accumulated depreciation of $115,076                                 81,334
Deferred tax asset                                                                                       12,700
Intangible assets, net of accumulated amortization of $131,177.                                         403,976
                                                                                                ---------------
         Total assets                                                                          $      1,556,137
                                                                                                ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                             $         66,968
  Accrued liabilities                                                                                    86,972
  Amounts due to related parties                                                                        158,517
  Other current liabilities                                                                              57,400
                                                                                                ---------------
         Total current liabilities                                                                      369,857

Other non-current liabilities                                                                                 -
                                                                                                ---------------
         Total liabilities                                                                              369,857
                                                                                               ----------------

Stockholders' equity:
  Common stock, $0.0001 par value; 750,000,000 shares authorized;
   19,862,000shares issued and outstanding (unaudited)                                                    1,986
  Additional paid-in capital                                                                          1,236,971
  Accumulated deficit                                                                                   (52,677)
                                                                                                ---------------
         Total stockholders' equity                                                                   1,186,280
                                                                                                ---------------
         Total liabilities and stockholders' equity                                            $      1,556,137
                                                                                                ===============



                                 See accompanying notes to condensed consolidated financial statements
                                                                  F-2



                        BONUSAMERICA WORLDWIDE CORP.
                 (formerly LONGBOW MINING CORP.) and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (unaudited)



                                                                      Three Months Ended                  Three Months Ended
                                                                         March 31, 2004                      March 31, 2003
                                                                         --------------                      --------------
Revenues:
 Product sales                                                     $            752,169                  $            758,802
 Advertising and list rentals                                                   126,609                                92,060
                                                                     ------------------                    ------------------
     Total Revenues                                                             878,778                               850,862

Cost of product sales                                                           397,999                               336,519
                                                                     ------------------                    ------------------

     Gross profit                                                               480,779                               514,343

Selling and marketing expenses                                                   83,085                               180,693
General and administrative expenses                                             259,274                               334,926
Amortization of intangible assets                                                40,827                                 8,434
                                                                     ------------------                    ------------------

Operating income (loss)                                                          97,593                                (9,710)

Other income                                                                      4,411                                 4,375
                                                                     ------------------                    ------------------

Income (loss) before provision for income taxes                                 102,004                                (5,335)

Provision (benefit) for income taxes                                             44,700                                  (598)
                                                                     ------------------                    ------------------

     Net income (loss)                                               $           57,304                    $           (4,737)
                                                                      =================                     =================


Earnings (loss) per common share:

Basic and diluted:
   Net income (loss) per common share                                $            0.00                     $           (0.00)
                                                                      =================                     =================

   Weighted average number of common shares
     outstanding                                                             14,287,333                            11,500,000
                                                                     ==================                    ==================


                                 See accompanying notes to condensed consolidated financial statements
                                                                  F-3


                                  BONUSAMERICA WORLDWIDE CORP.
                       (formerly LONGBOW MINING CORP.) and Subsidiary
                    Condensed Consolidated Statement of Stockholders' Equity
                                Three Months Ended March 31, 2004
                                           (unaudited)






                                               Common Stock                 Additional          Accumulated
                                         Shares            Amount        Paid-In-Capital          Deficit               Total
                                         ------            ------        ---------------          -------               -----
Balances at January 1, 2004            11,500,000     $      1,150      $     1,186,579     $      (109,981)   $       1,077,748

Common stock retained by Longbow
shareholders (unaudited)                8,362,000              836               50,392                   -               51,228

Net income (unaudited)                          -                -                    -              57,304               57,304
                                     ------------     ------------      ---------------     ---------------     -----------------

Balances at March 31, 2004 (unaudited) 19,862,000     $      1,986      $     1,236,971     $       (52,677)   $       1,186,280
                                     ============     ============      ===============     ================   =================


                                 See accompanying notes to condensed consolidated financial statements
                                                                  F-4



                           BONUSAMERICA WORLDWIDE CORP.
                  (formerly LONGBOW MINING CORP.) and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)



                                                                                            Three Months Ended
                                                                                  March 31, 2004          March 31, 2003
                                                                                  --------------          --------------
Cash flows from operating activities:
  Net income (loss)                                                           $          57,304       $          (4,737)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                                      54,904                  27,032
      Fair value of services provided by officer                                              -                  12,250
      Provision (benefit) for income taxes                                               44,700                    (597)
      Changes in operating assets:
        Accounts receivable                                                             (50,600)                (68,529)
        Amount due from affiliate                                                      (145,022)                      -
        Inventories                                                                      40,109                 (43,555)
        Accounts payable                                                                 54,992                       -
        Accrued liabilities                                                              86,972                       -
                                                                              -----------------       -----------------
             Net cash provided by (used in) operating activities                        143,359                 (78,136)
                                                                              -----------------         ---------------

Cash flows from investing activities:
  Purchases of equipment                                                                      -                    (638)
  Cash received from acquisition                                                             53                       -
  Cash paid for intangible assets                                                      (102,934)               (160,159)
                                                                                ---------------         ---------------
             Net cash used in investing activities                                     (102,881)               (160,797)
                                                                                ---------------         ---------------

Cash flows from financing activities-
  Contributions from Stanford                                                                 -                 238,933
                                                                                ---------------         ---------------

Net change in cash                                                                       40,478                       -

Cash, beginning of period                                                                     -                       -
                                                                                ---------------         ---------------

Cash, end of period                                                           $          40,478       $               -
                                                                                ===============         ===============

                                 See accompanying notes to condensed consolidated financial statements
                                                                  F-5

                        BONUSAMERICA WORLDWIDE CORP.
                 (formerly LONGBOW MINING CORP.) and Subsidiary
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)



Note 1 - Basis of Presentation and Significant Accounting Policies
------------------------------------------------------------------

Basis of accounting and change in reporting entity

On March 1, 2004, Longbow Mining, Inc. ("Longbow") entered into a definitive agreement to acquire BonusAmerica Corporation (the "BonusAmerica"), from Stanford International Holding Corporation ("Stanford"). This acquisition was accounted for as a reverse acquisition, whereby the assets of the BonusAmerica are reported at their historical cost and Longbow's operations are included in operations as of the date of acquisition. The accompanying condensed consolidated financial statements include the historical operations of Bonus America for the periods presented. Longbow issued 5 million forward-split restricted common shares to Stanford for 100% of BonusAmerica. The founders of Longbow also transferred 6.5 million restricted shares to Stanford to complete the transaction. Longbow shareholders retained 8,362,000 shares with a basis, which represent fair value, equal to $51,228. No goodwill is recorded in this transaction since Longbow had not materially commenced operations. Longbow changed its name to BonusAmerica Worldwide Corp. on or about May 12, 2004. BonusAmerica Worldwide and BonusAmerica Corp. are collectively known as the "Company."

BonusAmerica commenced operations on or about July 1, 2002. BonusAmerica's operations consists of business to consumer retail sales, business to business advertising and database information rental services. In February 2004, the Company began a business to business wholesale trade operation in China. In addition, BonusAmerica lists a wide variety of products which include watches, consumer electronics and general merchandise on its website at www.bonusamerica.com. BonusAmerica serves customers within the United States of America, Canada and China.


Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with financial statements and related notes thereto included on form 8-K filed on March 9, 2004 and Longbow's Annual Report of Form 10-KSB for the year ended December 31, 2003.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the condensed consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its Subsidiary. All significant inter-company accounts and transactions have been eliminated.

Advertising

The Company expenses costs of advertising and promotions as incurred, with the exception of direct-response advertising costs. Statement of Position No. 93-7,

   BONUSAMERICA WORLDWIDE CORP. (formerly LONGBOW MINING CORP.) and Subsidiary
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


"Reporting on Advertising Costs," provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period, which is generally less than 30 days. The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits. The Company uses direct-response marketing to attract customers to opt-in to the Company's database and buy goods offered on its web-site or a special promotion. The Company is able to document the responses of each customer to the email advertising that elicited the response. The percentage of costs attributable to future rental revenues are segregated and reported as intangible assets. For the three months ended March 31, 2004, direct-response advertising costs attributable to product sales and future estimated database rentals were 44% and 56%, respectively. Advertising expenses included in selling and marketing expenses for the three months ended March 31, 2004 and 2003, were approximately $80,876 and $125,840, respectively.

Intangible assets

Intangible assets consist of costs paid to acquire personal customer information for use in its advertising and database rental activities obtained from the Company's subsidiary. Costs capitalized during the three months ended March 31, 2004, were $102,934. The carrying value of intangible assets at March 31, 2004, was $403,976. The Company amortizes the cost of these assets over a period of three years. Amortization costs during the three months ended the March 31, 2004 and 2003 were $40,827 and $8,434, respectively.

Earnings (loss) per share

The Company presents basic earnings (loss) per share ("EPS") and diluted EPS on the face of all statements of operations. Basic EPS is computed as net income
(loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of March 31, 2004 and 2003, there were no dilutable securities outstanding thus diluted EPS is the same as basic EPS.

Revenue recognition

The Company recognizes revenues from product sales and business to business wholesale transactions at the time of shipment. An allowance for estimated returns is provided at the time of sale. Historically, returns have averaged less than three (3) percent of total sales. Database rentals are recorded at the time the services are provided so long as the services are defined and communicated in writing, the price is fixed and determinable, no other obligations of the Company exist to the customer, and the amounts are collectible.

Income Taxes

The provision for income taxes for the quarterly period ended March 31, 2003, are presented as if BonusAmerica had filed separate tax returns as an independent company. For the three months ended March 31, 2004, income taxes were provided on a consolidated basis. The Company has adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has historically provided an allowance for its deferred tax assets, because of the uncertainties regarding future profitablility. Because of the change in ownership of Longbow, there will be limitation on the amount of losses which will be deductible in the future.


Note 2 - Segment information
----------------------------

The Company has three main operating segments. The primary operating segments of the Company is product sales, comprised of retail and wholesale, which generated the majority of the Company's revenues. Approximately 45% and 40% of revenues came from wholesale and retail distributions, respectively. The other segment, advertising and list rentals generated approximately 15% of the Company's revenues in the first quarter of 2004 and approximately 11% in the same quarter of 2003.

Segment information is as follows for the three months ending March 31, 2004 and March 31, 2003:


                          BONUSAMERICA WORLDWIDE CORP.
                 (formerly LONGBOW MINING CORP.) and Subsidiary
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

March 31, 2004
--------------
                                                Product sales                  Advertising and list
                                                -------------                  --------------------
                                      Wholesale                Retail                 rentals           Corporate           Total
                                      ---------                ------                 -------           ---------           -----
Total revenues                        $399,840                $352,329               $126,609            $      -        $  878,778
Operating income (loss)                186,750                 (94,063)                 4,906                   -            97,593
Total assets                          $145,022                $754,124               $472,623            $184,368        $1,556,137

March 31, 2003

                                       Product sales (retail)           Advertising and list rentals            Total
                                       ----------------------           ----------------------------            -----
Total revenues                                $758,802                            $ 92,060                     $850,862
Operating income (loss)                         32,504                             (42,213)                      (9,710)
Total assets                                  $326,634                            $227,701                     $554,335


                                                      Revenues during quarter ended March 31:
                                                     ----------------------------------------
                                                       2004                             2003
                                                     --------                        --------
North America                                        $478,938                        $850,862
Asia                                                 $399,840                        $      -


Note 3 - Commitments and Contingencies
--------------------------------------

Litigation

The Company is subject to a limited number of claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of the Company exists and future litigation may adversely affect the Company. Management is unaware of any matters that may have material impact on the Company's financial position, results of operations, or cash flows.

Employment contract

On January 1, 2004, the Company entered into an employment agreement with its chief executive officer which provides for an annual salary of $100,000, plus bonuses of up to 1% of base salary.

During the three months ended March 31, 2003, the Company's chief executive officer was paid $12,750. Management believes that the estimated fair value of his salary over the same period was approximately $25,000. Accordingly, management provided additional compensation expense of $12,250 in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2003.

                          BONUSAMERICA WORLDWIDE CORP.
                 (formerly LONGBOW MINING CORP.) and Subsidiary
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


Note 4 - Related-Party Transactions
-----------------------------------

Facilities

On March 1, 2004, the Company began renting warehouse and office facilities from Stanford on a month-to-month basis at $2,300 per month. During the three months ended March 31, 2004, payments to Stanford related to rent were $8,610.

Database rentals

The Company rents its customer database to other divisions of Stanford. Rents charged are based on 15% of revenues generated from the use of the database by Stanford's other divisions. During the three months ended March 31, 2004 and 2003, database rental revenue derived from affiliates was $27,450 and $53,610, respectively.

Professional staff leased

On February 12, 2004, Bonus America entered into an agreement to pay Stanford a percentage of employee compensation based upon the percentage of employee hours used by Bonus America in 2003. In connection therewith, Stanford will charge the Company 68% of its total employee costs for 2004. This agreement began in March 2004 and will continue until such time that modifications are required. During the three months ended March 31, 2004 and 2003, the Company incurred approximately $174,145 and $220,741, respectively, related to the leasing of professional staff.

Fixed assets rentals

On February 20, 2004, Bonus America agreed to lease property and equipment to Stanford based on a reasonable and agreed upon charge. Lease charges were approximately 25% of the depreciation expense in 2003. The same percentage is used for 2004 since the agreement between the Company and Stanford included no agreed upon percentage. During the three months ended March 31, 2004 and March 31, 2003, fixed asset rental income was $4,350 and $4,375, respectively.

Amounts due from Affiliate

The Company has a commitment to receive $250,000 from Stanford to support operations. The note bears interest rate of prime, plus 1% and was due on May 15, 2004. the notes is currently due on demand. In addition, Stanford borrowed $145,022 from the Company. At March 31, 2004, amounts due to the Company from Stanford were approximately $395,022.

                          BONUSAMERICA WORLDWIDE CORP.
                 (formerly LONGBOW MINING CORP.) and Subsidiary
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


Note 5 - Pro Forma Financial Data
---------------------------------

The required quarterly pro forma financial results are displayed as if the acquisition between the Company and Bonus America took place at January 1, 2003. The pro forma results for the three months ending March 31, 2004 and March 31, 2003 are listed below:

                                               2004                   2003
                                               ----                   ----

Revenues                                $        928,778       $        850,862
Net income (loss)                                 98,536                (4,737)
Earnings (loss) per share                           0.01                 (0.00)
Weighted average shares outstanding           19,862,000              19,862,00

Item 2.  Management's Discussion and Analysis or Plan of Operation


Critical Accounting Policies

Direct-Response Advertising

We expense costs of advertising and promotions as incurred, with the exception of direct-response advertising costs. Statement of Position No. 93-7, "Reporting on Advertising Costs," provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period, which is generally less than 30 days. The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits. We use direct-response marketing to attract customers to opt-in to the Company's database and buy goods offered on its web-site or a special promotion. We believe we are able to document the responses of each customer to the email advertising that elicited the response. The percentage of costs attributable to future rental revenues are segregated and reported as intangible assets.

Intangible Assets

We are required to assess the carrying value of our intangible assets whenever there are changes which may affect the carrying value, or at least annually. We are also required to assess the period for these intangible assets are expected to benefit future operations. We monitor our revenue projections for database advertising and rental operaions to ensure the expected period to be benefitted is reasonable. We expect the cash flows to be generated over a period of three (3) years in a sufficient amount to exceed the carrying value of the asset.

Results of Operations

We completed its acquisition of BonusAmerica Corporation in the first quarter of 2004, and the results reported herein reflect the BonusAmerica operations for periods reported herein. We had product sales of $752,169 in 2004 versus $758,802 in 2003 in the quarter. Our retail product sales declined $406,473 or 54% from 2003 to 2004; however, our wholesale products business increased from no sales in 2003 to $399,840 for the three months ended March 31, 2004. Our retail product sales declined as a result of our reduced special offers and reduction of advertising because we focused on our database rental and advertising, and other business. We generated advertising and list rental revenues of $126,609 in 2004 compared to $92,060 in 2003 in the quarter as we increase our database customers. Database rentals to affiliates declined from $53,610 in the quarterly period in 2003 versus $27,450 in the comparable quarter in 2004. Total revenues in the quarter were $878,778 in 2004 and $850,862 in 2003.

The Company incurred costs of sales related to its product sales of $397,999, or 45% of sales in the first quarter of 2004 versus $336,519 or 40% in 2003.
The increase in costs as a percentage of sales is due to lower selling prices of retail goods and special offers to dispose of slow moving inventory, coupled with the cost of goods on wholesale goods which was about 52% of sales during the three months ended March 31, 2004. This resulted in a reduction in gross profit to $480,779 in the quarter in 2004 from $514,343 in the same quarter in 2003.

During the quarter, we incurred expenses of $383,186 in 2004 as compared to $524,053 in the quarter in 2003. The largest components of the expenses were general and administrative expenses of $259,274 in 2004 compared to $334,926 in 2003, $83,085 in 2004 in selling and marketing expenses compared to $180,693 in 2003, and amortization of intangible assets of $40,827 in 2004 and $8,434 in 2003. General and administrative expenses decreased because of lower leased employee costs with Stanford and a reduction of IT costs.
As discussed above, we reduced our advertising expenses to focus on database operations. All database acquisition costs were expensed as incurred prior to the 2003 quarter because of a lack of historical experience, thus a smaller asset to amortize in the 2003 quarter.

The income (loss) before taxes was $102,004 in 2004 and ($5,335) in 2003. After taxes, net income (loss) was $57,304 in 2004 as opposed to a loss of ($4,737) in 2003 in the quarter. The profit loss per share was nominal in the period in 2004 and 2003.

Cash Flows

Net cash provided by (used in) operations was $143,359 and ($78,136) for the quarter ended March 31, 2004 and 2003, respectively. The increase is due to the increase from a loss of $4,737 in 2003 to net income of $57,304. In addition our accounts payable and accrued liabilities increased from 2003 to 2004 by $141,964.

Net cash used in investing activities for both quarters consists of cash paid for the purchases of customer lists used in our list rental operations.

Net cash provided by financing for the 2003 quarter results from certain obligations paid by the Company's previous parent.


Liquidity and Capital Resources

At December 31, 2003, we had working capital of approximately $688,000. We believe that the combination of our current assets, positive cash flow from operations and profits are sufficient enough to fund operations for the next twelve months. In addition, we are planning to expand existing segments of our business. In order for this to be successful, we will have to raise additional amounts of capital. We are currently exploring options to raise between $3.0 to $5.0 million.

Item 3.  Controls and Procedures

We have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

        None.


Item 2.  Changes in Securities

        None.


Item 3.  Defaults Upon Senior Securities

        None.


Item 4.  Submission of Matters to a Vote of Security Holders

        None.


Item 5.  Other Information


As a result of the reverse acquisition of BonusAmerica Corporation (a
California company), by Longbow Mining Corp., BonusAmerica has been treated as the acquiring entity because it is substantially all of operations of the Company. It merchandises and markets products and services in Canada, Hong Kong and China. Through initial rental of other operators' lists, and promotion and marketing techniques, we built an "Opted-In" database of approximately 30 million e-mail addresses and approximately 4 million postal addresses. In the opinion of management, these constitute the base of potential customers and a major asset. BonusAmerica only started to market its line of outstanding house-hold products, personal electronics, and fashion accessories directly to consumers throughout North America in July 2002.

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

Opted-In Database
-----------------

The Company controls an "Opted-In" database of over 15 million e-mail and over 3 million postal addresses. In order to understand the value of this asset, it is essential to understand the concept of "Opted-In." The simple explanation is that any promotional type of e-mail that is not "Opted-In" is illegal. SPAM has been ruled illegal for some time now and recently Microsoft has launched a multi-million dollar lawsuit against SPAM operators.

In BonusAmerica's case, the database was built on a proprietary stable infrastructure by an in-house staff. BonusAmerica web site www.BonusAmerica.com was established to offer a collection of low cost ($9.99 - $99.99) household and personal interest items to North American consumers. With special offers and bonuses, BonusAmerica attempts to attract subscribers to Opt-In to receive future offers. Subscribers that made an actual purchase or requested additional information were added to the postal database of land addresses. Stanford started to build the database in 2000 starting with rented lists. E-mails were sent and the receiver has 2 opportunities to voluntarily take the "Option" of becoming a BonusAmerica subscriber; i.e. "Opted-In."

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

Advertising and Media Connection
--------------------------------

The company started operations of the www.CouponsRewardsSavings.com web site in 2003 and recorded sales of $535,400 in income. There are three main revenue generation avenues:

1.       Click through revenue from www.CouponsRewardsSavings.com
2.       E-mail and postal list rentals
3.       Advertising on the BonusAmerica catalog

BonusAmerica has advertising agencies, Walter Karl and iMomentum, placing their clients on the www.CouponsRewardsSavings.com web site.

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


Item 6.   Exhibits and Reports on Form 8-K

        a.  Exhibits:  31 and 32

        b.  Reports on Form 8-K:  8-K filed March 9, 2004

        c.  Reports on Form 8-K:  8-K filed May 12, 2004

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BONUSAMERICA WORLDWIDE CORP.
                                        (formerly LONGBOW MINING CORP.)
                                        (Registrant)

Dated:  May 24, 2004                   By:  /s/ Ernest Cheung
                                            ------------------------------
                                            Ernest Cheung
                                            Secretary/Treasurer and Director