Form 10QSB/A
period 2004-03-31
BONUSAMERICA WORLDWIDE CORP.
filed 2004-05-25
CIK 1171689

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                  FORM 10-QSB/A


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

        None.


Item 3.  Defaults Upon Senior Securities

        None.


Item 4.  Submission of Matters to a Vote of Security Holders

        None.


Item 5.  Other Information



As a result of the reverse acquisition of BonusAmerica Corporation (a
California company), by Longbow Mining Corp., BonusAmerica has been treated as the acquiring entity because it is substantially all of operations of the Company. It merchandises and markets products and services in Canada, Hong Kong and China. Through initial rental of other operators' lists, and promotion and marketing techniques, we built an "Opted-In" database of approximately 20 million e-mail addresses and approximately 4 million postal addresses. In the opinion of management, these constitute the base of potential customers and a major asset. BonusAmerica only started to market its line of outstanding house-hold products, personal electronics, and fashion accessories directly to consumers throughout North America in July 2002.

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

BonusAmerica Corporation
------------------------

BonusAmerica is a Direct Marketing and Media company based out of Los Angeles, California. The company has three distinct divisions:


        1. Direct Marketing - Direct marketing of company sourced merchandise to an "Opted-In" database of approximately 20,000,000 e-mail and approximately 4,000,000 postal addresses.
        2. Media and Advertising - Online and traditional advertising on the company's marketing portals and printed media. Rental of e-mail and postal address lists to other marketers.
        3. Virtual Stores - Virtual store facilities for suppliers with no U.S. onshore capabilities, providing services such as sales and market-ing, warehousing, ordering and shipment, and administrations. It is designed to contain both B2B and B2C applications.


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


The Company, BonusAmerica, started its Direct Marketing division in 2000. For the next 3 years, through initial rental of other operators' lists and following up with various promotional and marketing techniques; it built an "Opted-In" database of approximately 20 million e-mail addresses and approximately 4 million postal addresses. These constitute the company's base of potential customers and a major asset. It started to market its line of outstanding household products, personal electronics, and fashion accessories directly to consumers throughout North America in August 2002. Because of its direct established link to manufacturers and suppliers overseas, it has experienced a significant margin, substantially better than its competitors that do not have direct sourcing.

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

List Rentals
------------


Management expects to build a database from approximately 30 million e-mail and approximately 4 million postal addresses to 30 million and 6 million respective-ly in the next 12 to 18 months. The going price for e-mail address rentals is about 5 cents each and postal address range between 10 to 50 cents depending on the amount of screening. This is very high margin business, and management intends to direct more resources to focus on this activity.


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