Form 10QSB/A
period 2004-03-31
BONUSAMERICA WORLDWIDE CORP.
filed 2004-05-27
CIK 1171689

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                  FORM 10-QSB/A

                                  Amendment #2


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

BonusAmerica has or may generate revenues from the following:


o Direct Product Marketing - Direct marketing of company sourced merchandise to an "Opted-In" database of approximately 20,000,000 e-mail and 4,000,000 postal addresses. A China version called BonusChina will start in the second half of 2004. The name www.BonusChina.com has already been registered.


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

Opted-In Database
-----------------


The Company controls an "Opted-In" database of approximately 20 million e-mail and approximately 4 million postal addresses. In order to understand the value of this asset, it is essential to understand the concept of "Opted-In." The simple explanation is that any promotional type of e-mail that is not "Opted-In" is illegal. SPAM has been ruled illegal for some time now and recently Microsoft has launched a multi-million dollar lawsuit against SPAM operators.


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

List Rentals
------------

Management expects to build a database from approximately 20 million e-mail and approximately 4 million postal addresses to 30 million and 6 million respective-ly in the next 12 to 18 months. The going price for e-mail address rentals is about 5 cents each and postal address range between 10 to 50 cents depending on the amount of screening. This is very high margin business, and management intends to direct more resources to focus on this activity.

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