Form 10KSB/A
period 2003-12-31
BONUSAMERICA WORLDWIDE CORP.
filed 2004-06-08
CIK 1171689

FORM 10-KSB/A
                                 Amendment No. 1


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

                        Commission file number 333-86982


                          BONUSAMERICA WORLDWIDE CORP.
                           f/k/a LONGBOW MINING CORP.
                      -----------------------------------
             (Exact name of registrant as specified in its charter)


NEVADA                                                 75-3026459
----------------------------------              --------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)



                           834 S. Broadway, 5th Floor
                             Los Angeles, CA 90014
                  -------------------------------------------
          (Address of principal executive offices, including zip code)

      (Registrant's telephone number, including area code): (778)-881-0939


                              LONGBOW MINING CORP.
                                186 Stevens Drive
                        West Vancouver, BC Canada V7S 1C4
                                 (604) 926-3288
         --------------------------------------------------------------
      (Former address and telephone number of principal executive offices)


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


On December 31, 2003, there were 14,862,000 shares of common voting stock, $0.001 par value per share, held by non-affiliates (adjusted for 1 to 10 forward split).


Issuers Involved in Bankruptcy Proceedings During the Past Five Years: Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 31, 2004 - 19,862,000 shares of Common Stock.

Transitional Small Business Issuer Format (check one)

                                 Yes [ ] No [ x ]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Not Applicable.


ITEM 2.  DESCRIPTION OF PROPERTIES

Not Applicable.


ITEM 3.  LEGAL PROCEEDINGS

Not Applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

Not Applicable.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Not Applicable.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Not Applicable.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This amended 10KSB is being filed to restate financial statements.


                                TABLE OF CONTENTS
INDEPENDENT AUDITORS REPORT                                            F-1
FINANCIAL STATEMENTS
Balance Sheet                                                          F-2
Statement of Stockholder's Equity (Deficit)                            F-3
Statement of Operations                                                F-4
Statement of Cash Flows                                                F-5
Notes To Financial Statements                                       F-6 - F-14

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


ITEM 8A.  CONTROLS AND PROCEDURES

Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Not Applicable.


ITEM 10.  EXECUTIVE COMPENSATION

Not Applicable.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not Applicable.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        Reports on Form 8-K - Not Applicable.
        Exhibits - Not Applicable.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not Applicable.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of June, 2004.

                           BONUSAMERICA WORLDWIDE CORP.
                          (formerly LONGBOW MINING CORP.)
                          (Registrant)

                           By: /s/Michael Mak
                           Michael Mak
                           President, CEO and a member of the Board of Directors

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Mak
Michael Mak, President, CEO and a member of the Board of Directors
6/7/2004

/s/ Ernest Cheung
Ernest Cheung
Secretary, Treasurer and a member of the Board of Directors who also performs the function of principal financial officer and principal accounting officer 6/7/2004

                           LONGBOW MINING CORP.
                           (A pre-exploration stage company)

                           Financial Statements
                           (Expressed in U.S. Dollars)

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

--------------------------------------------------------------------------------

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying financial statements have been restated, as explained in Note 1, to adjust the common share split and correct errors made in previously issued financial statements.


Vancouver, Canada                            "MOORE STEPHENS ELLIS FOSTER LTD."
March 5, 2004, except as to Note 1                 Chartered Accountants
which is as of June 1, 2004


MSAn independently owned and operated member of Moore Stephens North America, Inc. Members in principal cities throughout North America. Moore Stephens North America, Inc. is a member of Moore Stephens International Limited, members in principal cities throughout the world.

LONGBOW MINING CORP.
(A pre-exploration stage company)

Balance Sheets
December 31, 2003 and 2002
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                  2003                   2002
-------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current
  Cash and cash equivalents                                                           $          8,821       $         21,122
  Promissory notes (Note 4)                                                                    160,000                160,000
  Other receivable                                                                              11,668                  4,695
-------------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                           180,489                185,817

Mineral property (Note 5)                                                                                                   -
                                                                                                     -
-------------------------------------------------------------------------------------------------------------------------------

Total assets                                                                          $        180,489       $        185,817
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
-------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity

Share capital
  Authorized:
    75,000,000 common shares with a par value
      of $0.001 per share (as restated; see Note 1)
  Issued and outstanding:
    14,862,000 common shares (as restated; see Note 1)                                          14,862                 14,862

Additional paid-in capital (as restated; see Note 1)                                           143,325                135,399

Deferred stock-based compensation                                                                    -                (75,906)

(Deficit) accumulated during the pre-exploration stage                                        (148,191)               (53,478)
-------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                       9,996                 20,877
-------------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                            $        180,489       $        185,817
===============================================================================================================================

   The accompanying notes are an integral part of these financial statements.


LONGBOW MINING CORP.
(A pre-exploration stage company)

Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Deficit
                                                                                                      accumulated
                                                 Common Stock            Additional    Deferred         during           Total
                                                 ------------             paid-in     stock-based    pre-exploration   stockholders'
                                               Shares       Amount       capital      Compensation       stage          equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, February 1, 2002                                -    $     -     $        -      $       -      $        -     $        -

Issuance of restricted stock for cash
  February 2002, $0.000667 per share             9,000,000      9,000         (3,000)             -               -          6,000
  (as restated; see Note 1)

Issuance of common stock for cash
  November 2002, $0.01011 per share              5,862,000      5,862         53,412              -               -         59,274
  (as restated; see Note 1)

Deferred stock-based compensation
  resulting from issuance of restricted stock            -          -         84,987        (84,987)              -              -

Amortization of deferred stock-based
  compensation                                           -          -              -          9,081               -          9,081

Comprehensive income (loss):
  (Loss) for the period                                  -          -              -              -         (53,478)       (53,478)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                      14,862,000    $14,862     $  135,399      $ (75,906)     $  (53,478)    $   20,877
 (as restated; see Note 1)

Amortization of deferred stock-based
  compensation                                           -          -              -         75,906               -         75,906

Imputed interest calculated on advances
  from stockholders                                      -          -          7,926              -               -          7,926

Comprehensive income (loss):
  (Loss) for the year                                    -          -              -              -         (94,713)       (94,713)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                      14,862,000    $14,862     $  143,325      $       -      $ (148,191)    $    9,996
 (as restated; see Note 1)
===================================================================================================================================

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

LONGBOW MINING CORP.
(A pre-exploration stage company)

Notes to Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

1.       Restatement of Common Shares

         The authorized common shares and the par value per share, as stated in the previously issued financial statements, have been restated to correct errors made in relation to the ten (10) new shares for one (1) old share split in 2004 (see Note 9a). On February 25, 2004, the Company split its issued and outstanding common shares on a ten (10) new shares for one (1) old share basis; thus, the share capital amounts and the additional paid-in capital have been adjusted accordingly. In the previously issued financial statements, the authorized common shares and its par value per share were incorrectly adjusted to reflect the share split.

2.       Incorporation and Continuance of Operations

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

3.       Significant Accounting Policies

          (a) Cash and Cash Equivalents

          Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.

LONGBOW MINING CORP.
(A pre-exploration stage company)

Notes to Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

3.       Significant Accounting Policies (continued)

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

3.       Significant Accounting Policies (continued)

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

LONGBOW MINING CORP.
(A pre-exploration stage company)

Notes to Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
3.       Significant Accounting Policies (continued)

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

3.       Significant Accounting Policies (continued)

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

LONGBOW MINING CORP.
(A pre-exploration stage company)

Notes to Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

3.       Significant Accounting Policies   (continued)

          (o) New Accounting Pronouncements (continued)

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

4.       Promissory Notes

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

6.       Stockholders' Equity

          (a) Common Stock

          During fiscal year 2002, the Company issued 9,000,000 restricted common stock and 5,862,000 common stock for cash at $0.000667 per share and $0.01011 per share (adjusted for 10 for 1 split), respectively. The release of restricted common stock is one year after their issuance.

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

7.       Income Taxes

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

          The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

              ---------------------------------------------------------- ---------------------- --------------------
                                                                                       2003                   2002
              ---------------------------------------------------------- ---------------------- --------------------
              Tax loss carry forwards                                             $  18,900              $  15,750
              Valuation allowance                                                   (18,900)               (15,750)
              ---------------------------------------------------------- ---------------------- --------------------

                                                                                  $ -                   $        -
              ========================================================== ====================== ====================

8.       Related Party Transactions

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

9.       Subsequent Events

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

               Below is the summarized pro-forma consolidated statement of operations for the year ended December 31, 2003:

                  ---------------------------------------------- ---------------

                  Revenue
                    Product sales                              $      3,175,620
                    Advertising and list rentals                        535,454
                  ---------------------------------------------- ---------------


                  Cost of product sales                               1,781,575
                  ---------------------------------------------- ---------------

                  Gross profit                                        1,929,499
                  ---------------------------------------------- ---------------

                  Selling and marketing expenses                      1,091,436
                  General and administrative expenses                   478,883
                  Amortization of intangible assets                      90,350
                  Amortization of deferred stock-based compensation      75,906
                  ---------------------------------------------- ---------------

                                                                      1,736,575
                  ---------------------------------------------- ---------------

                  Operating income                                      192,924

                  Other income                                           30,741
                  ---------------------------------------------- ---------------

                  Income before provision for income taxes              223,665

                  Income taxes                                           25,050
                  ---------------------------------------------- ---------------

                  Net income for the year                       $       198,615
                  ============================================== ===============