Form 10QSB/A
period 2004-03-31
BONUSAMERICA WORLDWIDE CORP.
filed 2004-06-08
CIK 1171689

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                  FORM 10-QSB/A


                                  Amendment #3



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

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

     This amended 10QSB is being filed to restate financial statements.


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

        Condensed consolidated statement of stockholders' equity as of March 31,
         2004 (unaudited)                                                                       F-4

        Condensed consolidated statement of cash flows for the three months ended
         March 31, 2004 and 2003 (unaudited)                                                    F-5

        Notes to condensed consolidated financial statements (unaudited)                        F-6



                       BONUSAMERICA WORLDWIDE CORP.
                (formerly LONGBOW MINING CORP.) and Subsidiary
                      Condensed Consolidated Balance Sheet
                                   (unaudited)



                                                                                                   March 31,
                                                                                                     2004
                                                                                                   ---------
ASSETS

Current assets:
  Cash                                                                                         $         40,478
  Accounts receivable                                                                                   186,898
  Inventories                                                                                           214,061
  Notes receivable from related party                                                                   160,000
  Amounts due from affiliate                                                                            395,022
  Restricted cash                                                                                        50,000
  Other current assets                                                                                   11,668
                                                                                                ---------------
         Total current assets                                                                         1,058,127

Property, plant, and equipment, net accumulated depreciation of $115,076                                 81,334
Deferred tax asset                                                                                       12,700
Intangible assets, net of accumulated amortization of $131,177.                                         403,976
                                                                                                ---------------
         Total assets                                                                          $      1,556,137
                                                                                                ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                             $         66,968
  Accrued liabilities                                                                                    86,972
  Amounts due to related parties                                                                        158,517
  Other current liabilities                                                                              57,400
                                                                                                ---------------
         Total current liabilities                                                                      369,857

Other non-current liabilities                                                                                 -
                                                                                                ---------------
         Total liabilities                                                                              369,857
                                                                                               ----------------

Stockholders' equity:

  Common stock, $0.001 par value; 75,000,000 shares authorized;
   19,862,000 shares issued and outstanding (unaudited as restated, see Note 1)                          19,860
  Additional paid-in capital (as restated, see Note 1)                                                1,219,097
  Accumulated deficit                                                                                   (52,677)

                                                                                                ---------------
         Total stockholders' equity                                                                   1,186,280
                                                                                                ---------------
         Total liabilities and stockholders' equity                                            $      1,556,137
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
                                           (unaudited)






                                               Common Stock                 Additional          Accumulated
                                         Shares            Amount        Paid-In-Capital          Deficit               Total
                                         ------            ------        ---------------          -------               -----
                                                        (as restated)     (as restated)

Balances at January 1, 2004            11,500,000     $     11,500      $     1,176,229     $      (109,981)   $       1,077,748


Common stock retained by Longbow

shareholders (unaudited)                8,362,000            8,360               42,868                   -               51,228


Net income (unaudited)                          -                -                    -              57,304               57,304
                                     ------------     ------------      ---------------     ---------------     -----------------


Balances at March 31, 2004 (unaudited) 19,862,000     $     19,860      $     1,219,097     $       (52,677)   $       1,186,280

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

Restatement

The authorized common shares and the par value per share, as stated in the previously issued financial statements, have been restated to correct errors made in relation to the ten (10) new shares for one (1) old share split in 2004. In the previously issued financial statements, the authorized common shares and its par value per share were incorrectly adjusted to reflect the 10 for 1 share split.

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


None.


Item 3.  Controls and Procedures

None.


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

None.


Item 2.  Changes in Securities

None.


Item 3.  Defaults Upon Senior Securities

None.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


Item 5.  Other Information

None.


Item 6.   Exhibits and Reports on Form 8-K

        a.  Exhibits:  31 and 32

        b.  Reports on Form 8-K:  None

        c.  Reports on Form 8-K:  None

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


                                        BONUSAMERICA WORLDWIDE CORP.
                                        (formerly LONGBOW MINING CORP.)
                                        (Registrant)

Dated:  June 7, 2004                     By:  /s/Michael Mak
                                            ------------------------------
                                            Michael Mak
                                            President/CEO and Director