Form 10QSB
period 2004-06-30
BONUSAMERICA WORLDWIDE CORP.
filed 2004-08-24
CIK 1171689

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                  FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended: June 30, 2004


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

Yes [X]  No [_]

As of June 30, 2004, 19,862,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [_]  No [X]

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by BONUSAMERICA WORLDWIDE CORP. (Formerly LONGBOW MINING CORP.) without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2003, included in the Company's Form 8-K filed on March 6, 2004 and Form 10-KSB.

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


                       INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Quarterly financial statements of BonusAmerica Worldwide, Inc., formerly Longbow
Mining, Inc., for the three and six months ended June 30, 2004 and 2003:
   Condensed consolidated balance sheet as of June 30, 2004 (unaudited)                                   F-2

   Condensed consolidated statements of operations for the three months and six months ended
    June 30, 2004 and 2003 (unaudited)                                                                    F-3

   Condensed consolidated statement of cash flows for the three and six months ended
    June 30, 2004 and 2003 (unaudited)                                                                    F-4

   Notes to condensed and consolidated financial statements (unaudited)                                   F-5


      BonusAmerica Worldwide, Inc. (formerly Longbow Mining, Inc.) and Subsidiary
                         Condensed Consolidated Balance Sheet
                                      (unaudited)


                                                                                          June 30, 2004
                                                                                          -------------
ASSETS

Current assets:
  Cash                                                                                  $       178,603
  Accounts receivable                                                                           112,157
  Inventories                                                                                   174,328
  Note receivable                                                                                50,000
  Note receivable from related party                                                            160,000
  Amount due from affiliates                                                                    275,000
  Prepaid and other                                                                              29,214
  Restricted cash                                                                                50,000
                                                                                        ---------------
         Total current assets                                                                 1,029,302

Property, plant, and equipment, net accumulated depreciation of $129,055                         76,100
Deferred tax asset                                                                               14,212
Intangible assets, net accumulated amortization of $181,063                                     436,278
                                                                                        ---------------
         Total assets                                                                  $      1,555,892
                                                                                        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                     $         17,742
  Accrued liabilities                                                                            63,300
  Amounts due to related party                                                                  158,517
  Other current liability                                                                        85,224
                                                                                        ---------------
         Total current liabilities                                                              324,783
                                                                                        ---------------

Commitments and contingencies (Note 3)

Stockholders' equity
  Common stock, $0.001 par value; 75,000,000 shares authorized; 19,862,000
    issued and outstanding                                                                       19,862
  Additional paid-in capital                                                                  1,219,095
  Accumulated deficit                                                                            (7,848)
                                                                                        ---------------
         Total stockholders' equity                                                           1,231,109
                                                                                        ---------------
         Total liabilities and stockholders' equity                                    $      1,555,892
                                                                                        ===============


              See accompanying notes to condensed consolidated financial statements
                                               F-1



                              BonusAmerica Worldwide, Inc. (formerly Longbow Mining, Inc.) and Subsidiary
                                            Condensed Consolidated Statement of Operations
                                                              (unaudited)



                                                             Three Months Ended                        Six Months Ended
                                                     June 30, 2004       June 30, 2003      June 30, 2004           June 30, 2003
Revenues:
Product sales                                     $         833,210  $        774,584  $       1,585,379    $          1,533,385
Advertising and list rentals                                129,733            82,876            256,342                 174,937
                                                    ---------------  ----------------    ---------------      ------------------
     Total revenues                                         962,943           857,460          1,841,721               1,708,322

Cost of product sales                                       469,983           368,085            867,982                 704,604
                                                    ---------------  ----------------    ---------------      ------------------

     Gross profit                                           492,960           489,375            973,739               1,003,718

Selling and marketing expenses                               95,001           128,140            178,086                 314,487
General and administrative expenses                         287,251           375,554            546,525                 704,826
Amortization of intangible assets                            49,886            20,139             90,713                  28,573
                                                    ---------------    --------------    ---------------      ------------------

Operating income (loss)                                      60,822           (34,458)           158,415                 (44,168)

Other income                                                 10,583             4,375             14,994                   8,750
                                                    ---------------    --------------    ---------------      ------------------
Income (loss) before provision for income taxes              71,405           (30,083)           173,409                 (35,418)

Provision for income taxes                                   26,576            (3,368)            71,276                  (3,966)
                                                    ---------------    --------------    ---------------      ------------------

     Net income (loss)                            $          44,829  $        (26,715) $         102,133    $            (31,452)
                                                    ===============   ===============    ===============      ==================

Earnings (loss) per common share:
Basic and diluted:
     Net income (loss) per common share           $            0.00  $         (0.00)  $            0.01    $              (0.00)
                                                    ===============   ===============    ===============      ==================
  Weighted average number of common
     shares outstanding                                  19,862,000       11,500,000          17,074,667              11,500,000


                                 See accompanying notes to condensed consolidated financial statements
                                                                  F-2




                              BonusAmerica Worldwide, Inc. (formerly Longbow Mining, Inc.) and Subsidiary
                                            Condensed Consolidated Statements of Cash Flows
                                                              (unaudited)


                                                                                             Six Months Ended
                                                                                  June 30, 2004            June 30, 2003
                                                                                  -------------            -------------
Cash flows from operating activities:
  Net income (loss)                                                           $         102,133       $         (31,452)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                                     118,770                  66,230
      Fair value of services provided by officer                                              -                  24,500
      Changes in operating assets:
         Accounts receivable                                                             24,140                 (75,354)
         Inventories                                                                     79,842                 (77,893)
         Other current assets                                                           (17,546)                      -
         Accounts payable                                                                 5,766                       -
         Accrued liabilities                                                             63,300                       -
         Deferred taxes                                                                  71,012                  (3,966)
                                                                              -----------------         ----------------
             Net cash provided by (used in) operating activities                        447,417                 (97,935)
                                                                              -----------------         ---------------

Cash flows from investing activities:
  Purchases of equipment                                                                 (8,745)                (42,549)
  Cash paid for intangible assets                                                      (185,122)               (272,646)
  Cash received in acquisition                                                               53                       -
  Issuance of note receivable                                                           (50,000)                      -
                                                                                ---------------         ---------------
             Net cash used in investing activities                                     (243,814)               (315,195)
                                                                                ---------------         ---------------

Cash flows from financing activities-
  Contributions from Stanford                                                                 -                 413,130
  Amount due from affiliate                                                             (25,000)                      -
                                                                                ---------------         ---------------
             Net cash provided by (used in) financing activities                        (25,000)                413,130

Net change in cash                                                                      178,603                       -

Cash, beginning of period                                                                     -                       -
                                                                                ---------------         ---------------

Cash, end of period                                                           $         178,603       $               -
                                                                                ===============         ===============


                                 See accompanying notes to condensed consolidated financial statements
                                                                  F-3


   BonusAmerica Worldwide, Inc. (formerly Longbow Mining, Inc.) and Subsidiary
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


Note 1 - Basis of Presentation and Significant Accounting Policies
------------------------------------------------------------------

Basis of accounting and change in reporting entity

Longbow Mining, Inc. ("Longbow") was incorporated in the state of Nevada on February 1, 2002. Longbow is engaged in acquisition and exploration of mineral properties and operates a three-phase strategy plan out of Vancouver to facilitate the excavation of minerals.

On March 1, 2004 Longbow entered into a definitive agreement that acquired BonusAmerica Corporation ("BonusAmerica") from Stanford International Holding Corporation ("Stanford"). This acquisition was accounted for as a reverse acquisition, whereby the assets of BonusAmerica were reported at their historical cost. Longbow issued 5 million forward-split restricted common shares to Stanford for 100% of BonusAmerica. The founders of Longbow also transferred
6.5 million restricted shares to Stanford to complete the transaction.

BonusAmerica commenced operations on or about July 1, 2002. Specifically, BonusAmerica's operations consists of business to consumer retail sales, business to business wholesale transactions, and business to business advertising and database information rental services. BonusAmerica lists a wide variety of products which include watches, consumer electronics and general merchandise on its website at www.bonusamerica.com. BonusAmerica currently serves customers within the United States of America, China, and Canada.

On May 12, 2004, Longbow Mining changed its name to BonusAmerica Worldwide Corporation. BonusAmerica and Longbow will be collectively known as the "Company."

During the six months ended June 30, 2004, the Company created a new wholly-owned subsidiary in Hong Kong. The name of the subsidiary is Sino Trade - Intelligent Development Corp. The purpose of the new entity is to provide additional support to the Company's business-to-business trade operations in China and the United States.

Financial statement preparation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. For complete financial statements and related notes refer to form 8-K filed on March 9, 2004 and Longbow's Annual Report on form 10-KSB for the year ended December 31, 2003.

   BonusAmerica Worldwide, Inc. (formerly Longbow Mining, Inc.) and Subsidiary
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the condensed consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results maybe different from the estimates. The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Principles of consolidation

The accompanying condensed consolidated financial statements include 100 percent of the assets and liabilities of the Company. All significant inter-company balances and transactions have been eliminated in consolidation. The results of the Company's new subsidiary, Sino Trade - Intelligent Development Corp., are included since the date of formation.

Advertising

The Company expenses costs of advertising and promotions as incurred with the exception of direct-response advertising costs. Statement of Position No. 93-7, "Reporting on Advertising Costs," provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period, which is generally less than 30 days. The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits. The Company uses direct-response marketing to attract customers to opt-in to the Company's database and buy goods offered on its web-site or a special promotion. The Company is able to document the responses of each customer to the email advertising that elicited the response. The percentage of costs attributable to future rental revenues are segregated and reported as intangible assets. For the six months ended June 30, 2004, direct-response advertising costs attributable to product sales and future estimated database rentals were 44% and 56%, respectively. Advertising expenses included in selling and marketing expenses for the six months ended June 30, 2004 and 2003, were approximately $145,450 and $214,223, respectively.

Intangible assets

Intangible assets consist of costs paid to acquire personal customer information for use in its advertising and database rental activities. Costs capitalized during the six months ended June 30, 2004 and 2003 were $185,122 and $272,646, respectively. The net carrying value of intangible assets as of June 30, 2004 was $436,278. The Company amortizes the cost of these assets over a period of three years. Amortization costs during the six months ended June 30, 2004 and 2003 were $90,713 and $28,573, respectively.

Earnings (loss) per share

The Company presents basic earnings (loss) per share ("EPS") and diluted EPS on the face of all statements of operations. Basic EPS is computed as net income
(loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of June 30, 2004 and 2003, there were no dilutable securities outstanding this diluted EPS is the same as basic EPS.

Revenue recognition

The Company recognizes revenue from product sales and business to business wholesale transactions at the time of shipment. An allowance for estimated returns is provided at the time of sale. Historically, returns have averaged less than three (3) percent of total sales. Database rentals are recorded at the time the services are provided so long as the services are defined and communicated in writing, the price is fixed and determinable, no other obligations of the Company exist to the customer, and the amounts are collectible.

   BonusAmerica Worldwide, Inc. (formerly Longbow Mining, Inc.) and Subsidiary
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

Note 2 - Segment information
----------------------------

The Company has three main operating segments. The primary operating segments of the Company are product sales, comprised of retail and wholesale, which generated the majority of the Company's revenues. Approximately 45% and 41% of the revenues came from wholesale and retail distributions for the six months ended June 30, 2004, respectively. The other segment, advertising and list rentals generated 14% of the Company's revenues for the six months ending June 30, 2004 and 10% for the six months ending June 30, 2003.

Segment information is as follows for the six months ending June 30, 2004 and June 30, 2003:

June 30, 2004


                                Product sales                        Advertising and
                                   Wholesale          Retail          list rentals         Corporate           Total
------------------------------- ----------------- ---------------- -------------------- ----------------- ----------------
Total revenues                          $827,424        $ 757,955            $ 256,342           $     -       $1,841,721
------------------------------- ----------------- ---------------- -------------------- ----------------- ----------------
Operating income (loss)                 379,500         (241,264)               20,179                 -          158,415
------------------------------- ----------------- ---------------- -------------------- ----------------- ----------------
Total assets                              $    -      $  850,889             $ 497,677        $  207,326      $ 1,555,892
------------------------------- ----------------- ---------------- -------------------- ----------------- ----------------

June 30, 2003
-------------------------------- -------------------------------- --------------------- ----------------- ----------------

                                Product sales                       Advertising and
                                   Wholesale         Retail           list rentals         Corporate           Total
-------------------------------- --------------- ---------------- --------------------- ----------------- ----------------
Total revenues                           $    -       $1,533,385              $174,937           $     -       $1,708,322
-------------------------------- --------------- ---------------- --------------------- ----------------- ----------------
Operating income (loss)                                   23,692              (67,860)                 -         (44,168)
-------------------------------- --------------- ---------------- --------------------- ----------------- ----------------
Total assets                             $    -         $352,977              $326,873          $      -         $679,850
-------------------------------- --------------- ---------------- --------------------- ----------------- ----------------

Segment information is as follows for the three months ending June 30, 2004 and June 30, 2003:

June 30, 2004

                                 Product sales                        Advertising and
                                   Wholesale          Retail          list rentals         Corporate           Total
------------------------------- ----------------- ---------------- -------------------- ----------------- ----------------
Total revenues                          $427,584        $ 405,626            $ 129,733           $     -         $962,943
------------------------------- ----------------- ---------------- -------------------- ----------------- ----------------
Operating income (loss)               $ 192,750       $ (147,201)            $  15,273                 -         $ 60,822
------------------------------- ----------------- ---------------- -------------------- ----------------- ----------------

June 30, 2003
-------------------------------- -------------------------------- --------------------- ----------------- ----------------



   BonusAmerica Worldwide, Inc. (formerly Longbow Mining, Inc.) and Subsidiary
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


                                Product sales                       Advertising and
                                   Wholesale         Retail           list rentals         Corporate           Total
-------------------------------- --------------- ---------------- --------------------- ----------------- ----------------
Total revenues                           $    -         $774,584             $  82,876           $     -        $857,,460
-------------------------------- --------------- ---------------- --------------------- ----------------- ----------------
Operating income (loss)                                $ (8,812)            $ (25,646)                 -        $(34,458)
-------------------------------- --------------- ---------------- --------------------- ----------------- ----------------

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

During the six months ended June 30, 2003, the Company chief executive officer was paid $25,500. Management believes that the estimated fair value of his salary over the same period of time was approximately $50,000. Accordingly, management provided additional compensation expense of $24,500 in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2004.

Note 4 - Related-Party Transactions
-----------------------------------

Facilities

On March 1, 2004, the Company began renting warehouse and office facilities from Stanford on a month-to-month basis at $6,000 per month. During the six months ended June 30, 2004, payments to Stanford related to rent were $26,610.

Database rentals

The Company rents its customer database to other divisions of Stanford. Rents charged are based on 15% of revenues generated from the use of the database by Stanford's other divisions. During the six months ended June 30, 2004 and 2003, respectively. Database rental revenue derived from affiliates was $10,291 and $85,240, respectively.

Professional staff leased

On February 12, 2004, the Company entered into an agreement to pay Stanford a percentage of employee compensation based upon the percentage of employee hours used by the Company in 2003. In connection therewith, Stanford will charge the Company 68% of its total employee costs from January to March 2004. In April 1, 2004, BonusAmerica started paying its own employment cost. During the six months ended June 30, 2004 and 2003, the Company incurred approximately $174,145 and $462,773, respectively, related to the leasing of professional staff.

Fixed assets rentals

On February 20, 2004, the Company agreed to lease property and equipment to Stanford based on a reasonable and agreed upon charge. Lease charges were approximately 25% of the depreciation expense in 2003. The same percentage is used for 2004 since the agreement between the Company and Stanford includes no agreed upon percentage. During the six months ended June 30, 2004 and 2003, fixed asset rental income was $8,700 and $8,750, respectively.


Amounts due from affiliate

The Company has a commitment to receive $250,000 from Stanford to support operations. The note bears an interest rate of prime plus 1% and is currently due on demand. During the six months ended June 30, 2004, the Company advanced an additional $25,000 to Stanford. At June 30, 2004, amounts due to the Company from Stanford were $275,000, excluding interest. Subsequent to June 30, 2004, Stanford made payments totaling $32,000 on this note.

Settlement of note receivable and note payable to related party

Subsequent to June 30, 2004, the Company assigned a $160,000 note receivable and $25,000 of accounts receivables in settlement of related party payables of $158,517. The excess of receivables assigned to the amounts due of $26,483 will be recorded as interest expense.

Note 5 - Note Receivable
------------------------

On April 1, 2004, the Company issued a note receivable of $50,000 to an unrelat-ed entity The note was due prior to July 10, 2004 and did not bear any interest. Subsequent to June 30, 2004, the Company received payment of the $50,000 note receivable.

Item 2.  Management's Discussion and Analysis or Plan of Operation


Results of Operations

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30,
2003

We had product sales of $833,210 versus $774,584 in the three months ended June 30, 2004 and 2003. Our retail product sales declined $368,958 or 48% from 2003 to 2004; however, our wholesale products business increased from no sales in 2003 to $427,584 for the three months ended June 30, 2004. Our retail product sales declined as a result of our reduced special offers and reduction of advertising because we focused on our database rental and advertising, and other business. We generated advertising and list rental revenues of $129,733 in 2004 compared to $82,876 in 2003 in the quarter as we continued to increase our database customers. Total revenues in the quarter were $962,943 in 2004 and $857,460 in 2003.

The Company incurred costs of sales related to its product sales of $469,983, or 49% of sales in the first quarter of 2004 versus $368,085 or 43% in 2003. The increase in costs as a percentage of sales is due to lower selling prices of retail goods and special offers to dispose of slow moving inventory, coupled with the cost of goods on wholesale goods which was about 52% of sales during the three months ended June 30, 2004. This resulted in an overall increase in gross profit to $492,960 in the quarter in 2004 from $489,375 in the same quarter in 2003 even though we had smaller margins.

During the quarter, we incurred expenses of $432,138 in 2004 as compared to $523,833 in the quarter in 2003. The largest components of the expenses were general and administrative expenses of $287,251 in 2004 compared to $375,554 in 2003, $95,001 in 2004 in selling and marketing expenses compared to $128,140 in 2003, and amortization of intangible assets of $49,886 in 2004 and $20,139 in 2003. General and administrative expenses decreased because of lower leased employee costs with Stanford and a reduction of IT costs. As discussed above, we reduced our advertising expenses to focus on database operations. All database acquisition costs were expensed as incurred prior to the 2003 quarter because of a lack of historical experience, thus a smaller asset to amortize in the 2003 quarter.

The income (loss) before taxes was $71,405 in 2004 and ($30,083) in 2003. After taxes, net income (loss) was $44,829 in 2004 as opposed to a loss of ($26,715) in 2003 in the quarter. Our wholesale business operations largely contributed to our profits this period.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

We had product sales of $1,585,379 versus $1,533,385 in the six months ended, June 30 2004 and 2003. Our retail product sales declined $775,430 or 51% from 2003 to 2004; however, our wholesale products business increased from no sales in 2003 to $827,424 for the six months ended June 30, 2004. This increase is the primary reason for our growth of revenues in the comparable six month periods. Our retail product sales declined as a result of our reduced special offers as a means to help clear slow-moving inventory items along with a reduction of advertising because we focused on our database rental and advertising, and our wholesale business in Hong Kong and The Peoples Republic of China. We generated advertising and list rental revenues of $256,342 in 2004 compared to $174,937 in 2003 in the six months ended as we increase our database customers. Database rentals to affiliates declined from $85,240 in the six months ended period in 2003 versus $10,291 in the comparable six months ended in 2004 as affiliate sales have decreased. Total revenues for the six months ended were $1,841,721 in 2004 and $1,708,322 in 2003.

The Company incurred costs of sales related to its product sales of $867,982, or 47% of sales in the six months ended June 30,2004 versus $704,604 or 41% in 2003. The increase in costs as a percentage of sales is due to lower selling prices of retail goods and special offers to dispose of slow moving inventory, coupled with the cost of goods on wholesale goods which was about 52% of sales during the six months ended June 30, 2004. This resulted in a reduction in gross profit to $973,739 in the six months ended in 2004 from $1,003,718 in the same six months ended in 2003.

During the six months ended June 30, 2004, we incurred expenses of $815,324 as compared to $1,047,886 for the same period in 2003. The largest components of the expenses were general and administrative expenses of $546,525 in 2004 compared to $704,826 in 2003, $178,086 in 2004 in selling and marketing expenses compared to $314,487 in 2003, and amortization of intangible assets of $90,713 in 2004 and $28,573 in 2003. General and administrative expenses decreased because of lower leased employee costs with Stanford and a reduction of IT costs. As discussed above, we reduced our advertising expenses to focus on database operations. All database acquisition costs were expensed as incurred prior to the 2003 quarter because of a lack of historical experience, thus a smaller asset to amortize in the 2003 quarter.

The income (loss) before taxes was $173,409 in 2004 and ($35,418) in 2003. After taxes, net income (loss) was $102,133 in 2004 as opposed to a loss of ($31,452) in 2003 for the six months ended. Our wholesale business operations largely contributed to our profits this period.

Future Operations

We also plan to increase expansion of our business-to-business operations by utilizing our 800,000 sell-side contacts in China and our 200,000 buy-side contact overseas. As we significantly expand operations in that area, we will expect significant revenues in the next six to twelve months.

We are also going to launch 2 new consumer websites. The first one is called Rated & Save, a shopping portal where consumers can compare price for products they search. The second site is called More2Save, where consumers can find discount coupons for products and services. We expect to generate revenue in the 4th quarter.

Liquidity and Capital Resources

As of June 30, 2004, we had working capital of approximately $705,000. We believe that the combination of our current assets, positive cash flow from operations and profits are sufficient enough to fund operations for the next twelve months. In addition we are planning to expand existing segments of our business. For this expansion to be successful, we will have to raise additional amounts of capital. We are currently exploring options to raise between $2.0 to $5.0 million.


Item 3.  Controls and Procedures

We have evaluated the effectiveness of the issuer's disclosure controls and procedures as of June 30, 2004 and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

BonusAmerica has or may generate revenues from the following:

o Direct Product Marketing - Direct marketing of company sourced merchandise to an "Opted-In" database of 20,000,000 e-mail and 4,000,000 postal addresses. A China version called BonusChina will start in the second half of 2004. The name www.BonusChina.com has already been registered.

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

The Company, BonusAmerica, started its Direct Marketing division in 2002. For the next 3 years, through initial rental of other operators' lists and following up with various promotional and marketing techniques; it built an "Opted-In" database of approximately 20 million e-mail addresses and approximately 4 million postal addresses. These constitute the company's base of potential customers and a major asset. It started to market its line of outstanding household products, personal electronics, and fashion accessories directly to consumers throughout North America in August 2002. Because of its direct established link to manufacturers and suppliers overseas, it has experienced a significant margin, substantially better than its competitors that do not have direct sourcing.

Opted-In Database
-----------------

The Company controls an "Opted-In" database of over 20 million e-mail and over 4 million postal addresses. In order to understand the value of this asset, it is essential to understand the concept of "Opted-In." The simple explanation is that any promotional type of e-mail that is not "Opted-In" is illegal. SPAM has been ruled illegal for some time now and recently Microsoft has launched a multi-million dollar lawsuit against SPAM operators.

In BonusAmerica's case, the database was built on a proprietary stable infrastructure by an in-house staff. BonusAmerica web site www.BonusAmerica.com was established to offer a collection of low cost ($9.99 - $99.99) household and personal interest items to North American consumers. With special offers and bonuses, BonusAmerica attempts to attract subscribers to Opt-In to receive future offers. Subscribers that made an actual purchase or requested additional information were added to the postal database of land addresses. Stanford started to build the database in 2002 starting with rented lists. E-mails were sent and the receiver has 2 opportunities to voluntarily take the "Option" of becoming a BonusAmerica subscriber; i.e. "Opted-In."

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

Advertising and Media Connection
--------------------------------

There are three main revenue generation avenues:

1.       Click through revenue from www.CouponsRewardsSavings.com
2.       E-mail and postal list rentals
3.       Advertising on the BonusAmerica catalog

The company started operations of the www.CouponsRewardsSavings.com web site in 2003. BonusAmerica has advertising agencies, Walter Karl and iMomentum, placing their clients on the www.CouponsRewardsSavings.com web site.

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


                                        BONUSAMERICA WORLDWIDE CORP.
                                        (formerly LONGBOW MINING CORP.)
                                        (Registrant)

Dated:  August 23, 2004                By:  /s/ Michael Mak
                                            ------------------------------
                                            Michael Mak
                                            President and Director