Form 10QSB
period 2004-09-30
BONUSAMERICA WORLDWIDE CORP.
filed 2004-11-22
CIK 1171689

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period ---------------- to ----------------

                     Commission File Number 333-64804
                                                -------

                          BONUSAMERICA WORLDWIDE CORP.
             -------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

             Nevada                                        75-3026459
-------------------------------                   ---------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

            834 S. Broadway, 5th Floor, Los Angeles, California 90014
   --------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (213) 243-1505
        ----------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,862,000 shares common stock outstanding as of October 31, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        QUARTERLY FINANCIAL STATEMENTS OF
                          BONUSAMERICA WORLDWIDE CORP.,
                         (FORMERLY LONGBOW MINING CORP.)
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                TABLE OF CONTENTS


Condensed Consolidated Balance Sheet As Of September 30, 2004           F-1
(Unaudited)s

Condensed Consolidated Statements Of Operations For The Three Months    F-2
And Nine Months Ended September, 2004 And 2003 (Unaudited)

Condensed Consolidated Statement Of Cash Flows For The Three And Nine   F-3
Months Ended September 30, 2004 And 2003 (Unaudited)

Notes To Condensed Consolidated Financial Statements (Unaudited)        F-4

  BONUSAMERICA WORLDWIDE CORP. (FORMERLY LONGBOW MINING CORP.) AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                   September 30,
                                                                       2004
                                                                   ------------
ASSETS

Current assets:
     Cash and cash equivalents                                     $    202,509
     Accounts receivable                                                294,684
     Inventories                                                        154,949
     Note receivable from related party                                 160,000
     Amount due from affiliate                                          123,000
     Prepaid and other                                                  144,734
     Restricted cash                                                     50,000
                                                                   ------------
                      Total current assets                            1,129,876

Property, plant, and equipment, net accumulated
   depreciation of $150,301                                             154,708
Deferred tax asset                                                       14,212
Intangible assets, net accumulated amortization of $232,608             386,133
                                                                   ------------
                      Total assets                                 $  1,684,929
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $    228,064
     Accrued liabilities                                                 35,754
     Amounts due to related parties                                     158,517
     Other current liabilities                                           69,412
                                                                   ------------
                      Total current liabilities                         520,358
                                                                   ------------

Commitments and contingencies (Note 3)

Stockholders' equity
     Common stock, $0.001 par value; 75,000,000 shares
        authorized; 19,862,000 issued and outstanding                    19,862
     Additional paid-in capital                                       1,219,095
     Accumulated deficits                                               (45,775)
                                                                   ------------
                      Total stockholders' equity                      1,164,571
                                                                   ------------
                      Total liabilities and stockholders' equity   $  1,684,929
                                                                   ============

 See accompanying notes to condensed consolidated financial statements.

  BONUSAMERICA WORLDWIDE CORP. (FORMERLY LONGBOW MINING CORP.) AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended                       Nine Months Ended
                                            September 30, 2004   September 30, 2003  September 30, 2004  September 30, 2003
Revenues:
Product sales                                       429,795              797,875           2,015,173           2,331,260
Advertising and list rentals                        427,559               84,346             683,901             259,283
                                               ------------         ------------        ------------        ------------
     Total revenues                                 857,354              882,221           2,699,074           2,590,543

Cost of product sales                               244,713              368,115           1,112,695           1,072,719
                                               ------------         ------------        ------------        ------------

     Gross profit                                   612,641              514,106           1,586,379           1,517,824

Selling and marketing expenses                       50,338               94,358             228,424             408,845
General and administrative expenses                 584,793              354,301           1,131,318           1,059,126
Amortization of intangible assets                    51,545               27,734             142,258              56,307
                                               ------------         ------------        ------------        ------------

Operating income (loss)                             (74,035)              37,713              84,379              (6,454)

Other income                                          7,498                4,375              22,492              13,125
                                               ------------         ------------        ------------        ------------
Income (loss) before provision for
  income taxes                                      (66,537)              42,088             106,871               6,671

Provision for income taxes                          (28,611)               4,712              42,665                 747
                                               ------------         ------------        ------------        ------------

     Net income (loss)                         $    (66,537)        $     37,376        $     35,595        $      5,924
                                               ============         ============        ============        ============

Earnings (loss) per common share:
Basic and diluted:
     Net income (loss) per common share        $      (0.00)        $       0.00        $       0.00        $       0.00
                                               ============         ============        ============        ============
Weighted average number of common
shares outstanding                               19,862,000           11,500,000          18,003,778          11,500,000


     See accompanying notes to condensed consolidated financial statements.

  BONUSAMERICA WORLDWIDE CORP. (FORMERLY LONGBOW MINING CORP.) AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             Nine Months Ended
                                                                   September 30, 2004   September 30, 2003
                                                                   ------------------   -------------------
Cash flows from operating activities:
         Net income                                                   $     64,206         $      5,924
         Adjustments to reconcile net income to net
            cash provided by (used in) operating activities:
               Depreciation and amortization                               191,559              114,246
               Fair value of services provided by officer
               Changes in operating assets:
                     Accounts receivable                                  (158,385)            (113,150)
                     Inventories                                            99,221                   --
                     Other current assets                                 (133,066)             (91,874)
                     Accounts payable                                      216,087                   --
                     Accrued liabilities                                    48,875                   --
                                                                      ------------         ------------
                     Net cash provided by (used in) operating              370,576              (84,107)
                     activities
                                                                      ------------         ------------

Cash flows from investing activities:
         Purchases of equipment                                           (108,598)             (45,329)
         Cash paid for intangible assets                                  (186,522)            (358,705)
         Cash received in acquisition                                           53                   --
                                                                      ------------         ------------
                     Net cash used in investing activities                (295,067)            (404,034)
                                                                      ------------         ------------

Cash flows from financing activities:
         Contributions from Stanford                                            --              488,141
         Amount due from affiliate                                         127,000                   --
                                                                      ------------         ------------
                     Net cash provided by financing activities             127,000              488,141

Net change in cash                                                         202,509                   --

Cash, beginning of period                                                       --                   --
                                                                      ------------         ------------

Cash, end of period                                                   $    202,509         $         --
                                                                      ============         ============


     See accompanying notes to condensed consolidated financial statements.

  BONUSAMERICA WORLDWIDE CORP. (FORMERLY LONGBOW MINING CORP.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------------

BASIS OF ACCOUNTING AND CHANGE IN REPORTING ENTITY

Longbow Mining Corp. ("Longbow") was incorporated in the state of Nevada on February 1, 2002. Longbow was engaged in the acquisition and exploration of mineral properties and operated a three-phase strategy plan out of Vancouver to facilitate the excavation of minerals.

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

BonusAmerica commenced operations on or about July 1, 2002. Specifically, BonusAmerica's operations consist of business to consumer retail sales, business to business wholesale transactions, and business to business advertising and database information rental services. BonusAmerica lists a wide variety of products which includes watches, consumer electronics and general merchandise on its website at www.bonusamerica.com. BonusAmerica currently serves customers within the United States of America, China, and Canada.

On May 12, 2004, Longbow Mining changed its name to BonusAmerica Worldwide Corp. BonusAmerica and Longbow are collectively known as the "Company."

During the nine months ended September 30, 2004, the Company created a new wholly-owned subsidiary in Hong Kong. The name of the subsidiary is Sino Trade - Intelligent Development Corp., Limited. The purpose of the new entity is to provide additional support to the Company's business-to-business trade operations in China and the United States.

FINANCIAL STATEMENTS PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. For complete financial statements and related notes refer to form 8-K filed on March 9, 2004 and Longbow's Annual Report on form 10-KSB for the year ended December 31, 2003.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the condensed consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include 100 percent of the assets and liabilities of the Company. All significant inter-company balances and transactions have been eliminated in consolidation. The results of the Company's new subsidiary, Sino Trade - Intelligent Development Corp., Limited are included since the date of incorporation.

  BONUSAMERICA WORLDWIDE CORP. (FORMERLY LONGBOW MINING CORP.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


ADVERTISING

The Company expenses costs of advertising and promotions as incurred with the exception of direct-response advertising costs. Statement of Position No. 93-7, "Reporting on Advertising Costs," provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period, which is generally less than 30 days. The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits. The Company uses direct-response marketing to attract customers to opt-in to the Company's database and buy goods offered on its website or a special promotion. The Company is able to document the responses of each customer to the email advertising that elicited the response. The percentage of costs attributable to future rental revenues are segregated and reported as intangible assets. For the nine months ended September 30, 2004, direct-response advertising costs attributable to product sales and future estimated database rentals were 44% and 56%, respectively. Advertising expenses included in selling and marketing expenses for the nine months ended September 30, 2004 and 2003, were approximately $189,606 and $281,841, respectively.

INTANGIBLE ASSETS

Intangible assets consist of costs paid to acquire personal customer information for use in its advertising and database rental activities. Costs capitalized during the nine months ended September 30, 2004 and 2003 were $186,522 and $358,705, respectively. The net carrying value of intangible assets as of September 30, 2004 was $386,133. The Company amortizes the cost of these assets over a period of three years. Amortization costs during the nine months ended September 30, 2004 and 2003 were $142,258 and $56,307, respectively.

EARNINGS (LOSS) PER SHARE

The Company presents basic earnings (loss) per share ("EPS") and diluted EPS on the face of all statements of operations. Basic EPS is computed as net income
(loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of September 30, 2004 and 2003, there were no dilutable securities outstanding, thus diluted EPS is the same as basic EPS.

REVENUE RECOGNITION

The Company recognizes revenue from product sales and business-to-business wholesale transactions at the time of shipment. An allowance for estimated returns is provided at the time of sale. Historically, returns have averaged less than three (3) percent of total sales. Database rentals are recorded at the time the services are provided so long as the services are defined and communicated in writing, the price is fixed and determinable, no other obligations of the Company exist to the customer and the amounts are collectible.

NOTE 2 - SEGMENT INFORMATION
----------------------------

The Company has three main operating segments. The primary operating segments of the Company are product sales, comprised of retail and wholesale, which generated the majority of the Company's revenues. Approximately 31% and 44% of the revenues came from wholesale and retail distributions for the nine months ended September 30, 2004, respectively. The other segment, advertising and list rentals generated 25% of the Company's revenues for the nine months ending September 30, 2004 and 10% for the nine months ending September 30, 2003.

  BONUSAMERICA WORLDWIDE CORP. (FORMERLY LONGBOW MINING CORP.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Segment information is as follows for the nine months ending September 30, 2004 and September 30, 2003:

September 30, 2004

                                            Product sales                 Advertising and
                                    Wholesale             Retail            list rentals         Corporate              Total
---------------------------        ------------        ------------         ------------        ------------        ------------
Total revenues                     $    827,424        $  1,187,749         $    683,901        $         --        $  2,699,074
---------------------------        ------------        ------------         ------------        ------------        ------------
Operating income (loss)                 379,500            (328,653)              33,532                  --              84,379
---------------------------        ------------        ------------         ------------        ------------        ------------
Total assets                       $         --        $  1,440,754         $    244,175        $         --        $  1,684,929
---------------------------        ------------        ------------         ------------        ------------        ------------

September 30, 2003

                                             Product sales                Advertising and
                                    Wholesale             Retail            list rentals          Corporate              Total
---------------------------        ------------        ------------         ------------        ------------        ------------
Total revenues                     $         --        $  2,331,260         $    259,283        $         --        $  2,590,543
---------------------------        ------------        ------------         ------------        ------------        ------------
Operating income (loss)                      --              72,411              (78,865)                 --              (6,454)
---------------------------        ------------        ------------         ------------        ------------        ------------
Total assets                       $         --        $    650,984         $    121,466        $         --        $    772,450
---------------------------        ------------        ------------         ------------        ------------        ------------

Segment information is as follows for the three months ending September 30, 2004 and September 30, 2003:

September 30, 2004
---------------------------        ------------        ------------         ------------        ------------        ------------
                                              Product sales               Advertising and
                                     Wholesale            Retail            list rentals             Corporate           Total
---------------------------        ------------        ------------         ------------        ------------        ------------
Total revenues                     $         --        $    429,795         $    427,559        $         --        $    857,354
---------------------------        ------------        ------------         ------------        ------------        ------------
Operating income (loss)            $         --        $    (87,388)        $     13,353        $         --        $    (74,035)
---------------------------        ------------        ------------         ------------        ------------        ------------

  BONUSAMERICA WORLDWIDE CORP. (FORMERLY LONGBOW MINING CORP.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


September 30, 2003
---------------------------        ------------        ------------         ------------        ------------        ------------
                                            Product sales                Advertising and
                                     Wholesale            Retail            list rentals         Corporate              Total
---------------------------        ------------        ------------         ------------        ------------        ------------
Total revenues                     $         --        $    797,875         $     84,346        $         --        $    882,221
---------------------------        ------------        ------------         ------------        ------------        ------------
Operating income (loss)                      --        $     48,720         $    (11,007)                 --        $     37,713
---------------------------        ------------        ------------         ------------        ------------        ------------

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

During the nine months ended September 30, 2004, the Company chief executive officer was paid $38,250. Management believes that the estimated fair value of his salary over the same period of time was approximately $75,000. Accordingly, management should provide additional compensation expense of $36,750 in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2004.

NOTE 4 - RELATED-PARTY TRANSACTIONS

FACILITIES

On March 1, 2004, the Company began renting warehouse and office facilities from Stanford on a month-to-month basis at $6,000 per month. In July, 2004, our monthly rental obligation decreased to $3,500. During the nine months ended September 30, 2004, payments to Stanford related to rent were $37,110.

DATABASE RENTALS

The Company rents its customer database to other divisions of Stanford. Rents charged are based on 15% of revenues generated from the use of the database by Stanford's other divisions. During the nine months ended September 30, 2004 and 2003, database rental revenue derived from affiliates was $13,602 and $0, respectively.

PROFESSIONAL STAFF LEASED

On February 12, 2004, the Company entered into an agreement to pay Stanford a percentage of employee compensation based upon the percentage of employee hours used by the Company in 2003. In connection therewith, Stanford will charge the Company 68% of its total employee costs from January to March 2004. In April 1, 2004, BonusAmerica started paying its own employment cost. During the nine months ended September 30, 2004 and 2003, the Company incurred approximately $174,145 and $693,784, respectively, related to the leasing of professional staff.

  BONUSAMERICA WORLDWIDE CORP. (FORMERLY LONGBOW MINING CORP.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


FIXED ASSETS RENTALS

On February 20, 2004, the Company agreed to lease property and equipment to Stanford based on a reasonable and agreed upon charge. Lease charges were approximately 25% of the depreciation expense in 2003. The same percentage is used for 2004 since the agreement between the Company and Stanford includes no agreed upon percentage. During the nine months ended September 30, 2004 and 2003, fixed asset rental income was $13,050 and $13,125, respectively.

AMOUNT DUE FROM AFFILIATE

The Company has a commitment to receive $250,000 from Stanford to support operations. The note bears an interest rate of prime plus 1% and is currently due on demand. At September 30, 2004, amount due to the Company from Stanford was $123,000, excluding interest. As of the date of this Report, Stanford has paid in full the $250,000 commitment.

During the nine months ended September 30, 2004, the Company advanced the amount of $25,000 on an interest-free to Stanford. This amount was repaid in full as of September 30, 2004.

SETTLEMENT OF NOTE RECEIVABLE AND NOTE PAYABLE TO RELATED PARTY

Since our inception, Mr. Fred Tse (our former director and officer) and Archer Pacific Management Inc., an affiliate of Ernest Cheung (one of our former directors and officers), advanced to us several interest free, demand loans in the total sum of $158,516, which were used for organizational and start-up costs and operating capital. On June 30, 2004, we entered into an assignment agreement with each of Mr. Tse and Archer Pacific Management, Inc. pursuant to which we assigned to Mr. Tse and Archer Pacific Management, Inc., a $25,000 and a $160,000 note receivable, respectively, in settlement of such interest free, demand loans. The excess of receivables assigned to the amounts due of $26,483 was recorded as interest expense.

NOTE 5 - NOTE RECEIVABLE
------------------------

On April 1, 2004, the Company issued a note receivable of $50,000 to an unrelated entity. The note was due prior to July 10, 2004 and did not bear any interest. During the period ended September 30, 2004, the Company received payment of the $50,000 note receivable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      Forward Looking Statements

      The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

      History of the Company

      We were incorporated in the state of Nevada on February 1, 2002, under the name Longbow Mining, Inc. Prior to March 1, 2004, we were engaged in acquisition and exploration of mineral properties and evacuation of minerals located in British Columbia, Canada.

      On March 1, 2004, we purchased BonusAmerica Corporation, a California corporation, or BAC, a wholly-owned subsidiary of Stanford International Holding Corporation, a California corporation, or Stanford, from Stanford. In connection with the transaction, we issued 5 million shares of restricted common stock and Archer Pacific Management, Inc., an affiliate of Ernest Cheung (one of the founders) and Fred Tse (or one of his affiliates) transferred 6.5 million shares of restricted common stock to Stanford for all of the issued and outstanding shares of BAC. As a result of this transaction, Stanford became the beneficial owner of 57.9% of our then issued and outstanding shares of common stock and BAC became our wholly owned subsidiary. Stanford is owned by Michael Mak, our current President, Chief Executive Officer and director, Carson Kwong, our current director, and Steven Wong. Michael Mak is also the Chief Executive Officer of Stanford and has the power to direct Stanford's votes. Our common stock is currently trading on the Over-the-Counter Bulletin Board under the symbol "BAWC."

      Effective May 12, 2004, (i) Fred Tse resigned as our President and Chief Executive Officer and the Board of Directors appointed Michael Mak to serve as the President, Chief Executive Officer and a director; and (ii) Carson Kwong was appointed to serve on our Board of Directors in connection with the acquisition. Effective October 13, 2004, Stephen Kenwood and Fred Tse resigned from their positions as our directors. Effective October 26, 2004, John A. Leper was appointed to serve on our Board of Directors and to serve as Secretary as replacement for Ernest Cheung. Currently, our board of directors consists of Michael Mak, who is also our President and Chief Executive Officer, Carson Kwong, John A. Leper, who is also our Secretary and Ernest Cheung. We are in the process of searching for qualified personnel to serve as our Chief Financial Officer. Until such time, Michael Mak is serving as our interim Chief Financial Officer.

      Effective May 12, 2004, we changed our name from Longbow to BonusAmerica Worldwide Corporation.

      During the nine months ended September 30, 2004, we formed Sino Trade - Intelligent Development Corp., or SIDC, under the laws of Hong Kong. The purpose of SIDC is to provide additional support to our business-to-business trade operations in China and the United States.

      Overview and Future Plan of Operations

      We are a direct marketing, Internet commerce and media company based out of Los Angeles, California with operations in Hong Kong and China. Our business can be divided into three divisions: Direct Marketing, Media and Advertising and Virtual Stores. As of the date of this Report, only the Direct Marketing and Media and Advertising divisions are operational. We are in the planning stages with respect to the Virtual Stores division and hope to commence its operations by the fourth quarter of 2005.

      During the three and nine months ended September 30, 2004, we experienced net operating losses of $74,035 and profits of $84,379, respectively. We anticipate that our operating losses will continue as we continue to devote resources to implementing our business plan. Our business plan requires resources to further develop and market our TradeDragon, RateandSave and More2Save portals in our media & advertising division. We are in the process of seeking additional financing to forward our business plan, but have not entered into any agreements to obtain such financing. There is no assurance that such financing will be available, or if available, on reasonable terms. Even if we do obtain such financing, there is no assurance that we will be able to generate profitable operations.

      Currently, our direct marketing division generates 75% of the revenues. 25% is generated by our media and advertising division. Over the next twelve months, we plan to devote our resources to expanding and further developing our media and advertising division.

         The following table sets forth our net revenues by each operational division for the three and nine months ended September 30, 2004 and 2003:

                              Three Months Ended September 30                  Nine Months Ended September 30,
                           2004            2003           Variance           2004             2003         Variance
Direct Marketing         429,795          797,875        -$368,080         2,015,173       2,331,260      -$316,087
Media and                427,559           84,346        +$343,213           683,901         259,283      +$424,618
Advertising
TOTAL                    857,354          882,221         -$24,867         2,699,074       2,590,543      +$108,531

      In October 2004, we launched our More2Save.com online coupon portal and our RateandSave.com consumer-shopping portal. We also launched our TradeDragon business-to-business trade portal in the fourth quarter of 2004. In the next 12 months, we intend to focus on operating, administering and expanding these trade portals. We also intend to hire a sales force in China to help generate sales from our business-to-business portal. As we expand operations in that area, we expect to generate increased revenues in the next six to twelve months.

      Results of Operations for the Three and Nine Months Ended September 30, 2004 and September 30, 2003

      Revenues
      --------

      A.    Direct Marketing

      During the three month period ended September 30, 2004, we derived $429,795, or 50% of our total revenue, from our direct marketing operations, representing a decrease from the comparable three month period ending September 30, 2003. The entire amount for this period is attributable to our retail sales. Our retail product sales declined $368,080 or 46% for the three months ended September 30, 2003 as compared to the comparable period in 2004; there was no sales of wholesale products in 2003 or 2004 for the three months ended September
30. The decrease in our retail product sales is attributable to the reduction of our general marketing efforts and special promotional efforts designed to clear slow-moving inventory items. We elected to reduce such marketing and advertising efforts in an attempt to focus on building our media and advertising division. Our retail direct marketing division focuses on selling products produced by third parties and Stanford's private label products sold under the brand name "AHNSER" on our www.BonusAmerica.com website to customers in the United States.

      During the nine month period ended September 30, 2004, we derived $2,015,173, or 75% of our total revenue, from our direct marketing operations, representing a decrease from the comparable nine month period ending September 30, 2003. Of that amount, $827,424 is attributable to our wholesale sales and $1,187,749 is attributable to our retail sales. Our retail product sales declined $1,143,511 or 49% for the nine months ended September 30, 2004 as compared to the comparable period in 2003; however, our wholesale products business increased from $0 in 2003 to $827,424 for the nine months ended September 30, 2004. This increase in revenue is attributable to our growth in wholesale sales. The decrease in our retail product sales is attributable to the reduction of our general marketing efforts and special promotional efforts designed to clear slow-moving inventory items. We elected to reduce such marketing and advertising efforts in an attempt to focus on building our media and advertising divisions.

      B.    Media and Advertising

      During the three and nine month periods ended September 30, 2004, we derived $427,559 and $683,901, or 50% and 25% of our total revenue, respectively, from our media and advertising division. This represents an increase from the comparable three and nine month periods ending September 30, 2003. This increase is attributable to our increased focus on building our media and advertising business.

      Cost of Sales
      -------------

      Cost of sales were $244,713 and $1,112,695 for the three and nine month periods ended September 30, 2004 as compared to $368,115 and $1,072,719 the three and nine month periods ended September 30, 2003. The increase in costs as a percentage of sales for the nine-month period ended September 30, 2004 is attributable to lower selling prices of retail goods and our promotional activities to dispose of slow moving inventory. The decrease in costs as a percentage of sales for the three month period is attributable to the return of our normal selling prices.

      Administrative Expenses
      -----------------------

      Selling, general and administrative expenses were $272,470 and $851,631 for the three and nine month periods ended September 30, 2004 as compared to $381,040 and $1,186,130 in for the three and nine month periods ended September 30, 2003. The decrease in expenses during the three and nine month periods ended September 30, 2004 was primarily attributable to lower leased employee costs with Stanford and lower overall operating expenses.

      Marketing Expenses
      ------------------

      Total marketing expenses were $414,206 and $650,369 for the three and nine months ended September 30, 2004 as compared to the $95,353 and $338,148 for the three and nine months ended September 30, 2003. The increase for the three-month period ended September 30, 2004 as compared to September 30, 2003 was due primarily to expenses incurred in connection with SIDC.

      Net Income/Loss
      ---------------

      Net income from our direct marketing operations was $(87,388) and $50,847 for the three and nine month periods ended September 30, 2004 as compared to $48,720 and $72,411 for the three and nine month periods ended September 30, 2003. The net loss reflects lower profit margins. We believe that our net income will continue to increase as we expand our media and advertising business. There can be no assurance that we will achieve or maintain profitability or that any revenue growth will take place in the future even if we do obtain the financing that we seek.

      Net income from our media and advertising operations was $13,353 and $33,532 for the three and nine month periods ended September 30, 2004 as compared to $(11,007) and $(78,865) for the three and nine month periods ended September 30, 2003. The net income/loss reflects increased media & advertising sales. We believe that our net income will continue to increase as we expand our media and advertising business. There can be no assurance that we will achieve or maintain profitability or that any revenue growth will take place in the future even if we do obtain the financing that we seek.

Trends, Events, and Uncertainties

      Demand for our products will be dependent on, among other things, market acceptance of our concept and general economic conditions, which are cyclical in nature. Our business operations may be adversely affected by our competitors and prolonged recessionary periods. We are in the process of seeking additional financing to forward our business plan, but have not entered into any agreements to obtain such financing. There is no assurance that such financing will be available, or if available, on reasonable terms. Even if we do obtain such financing, there is no assurance that we will be able to generate profitable operations.

      Liquidity and Capital Resources For the Nine-Month Period Ended September 30, 2004 and 2003.

      We experienced positive cash flows provided by operations in the amount of $370,576 for the nine month period ended September 30, 2004 versus a negative cash flow of $(84,107) in the comparable period in 2003. The increase in cash flows from operating activities was primarily attributable to the increased revenue from our media and advertising business.

      We have funded our cash needs from inception through September 30, 2004 and to the date of this Report through positive cash flow and contributions of up to $250,000 from Stanford. Our future liquidity will depend on our revenue growth and our ability to sell our products and services at positive gross margins and control of our operating expenses. Over the coming twelve months, we expect to spend approximately $1,800,000 for operating expenses assuming revenue growth and no significant change in marketing or product development strategies. We expect to meet these capital needs from sales revenues and, to the extent we do not have sufficient revenues, from our existing cash reserves or other external sources of financing.

      We plan to expand existing segments of our business. Our growth plans may require additional funding from outside sources. We intend to pursue discussions with existing shareholders, third party financing sources and potential lenders to ensure access to funds as required.

      On a long-term basis, our liquidity will be dependent on establishing profitable operations, receipt of revenues, additional infusions of capital and additional financing. If necessary, we may raise capital through an equity or debt offering. The funds raised from this offering will be used to develop and execute our business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected. Additionally, we will have to significantly modify our plans.

      Critical Accounting Policies

      The discussion and analysis of our financial condition and results of operations in this Report are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expense and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivables, inventories, impairment of property and equipment and of intangibles. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

      We consider the following to be our more significant accounting policies:

      Revenue recognition
      -------------------

      The Company recognizes revenues from product sales at the time of shipment. An allowance for estimated returns is provided at the time of sale. Historically, returns have averaged less than three (3) percent of total sales. Database rentals are recorded at the time the services are provided so long as the services are defined and communicated in writing, the price is fixed and determinable, no other obligations of the Company exist to the customer, and the amounts are collectible. Changes in these factors could materially impact our financial position or our results of operations.

      Inventory
      ---------

      Our inventory purchases are made in order to build inventory to meet future shipment schedules based on forecasted demand for our products. We perform a detailed assessment of inventory for each period, which includes a review of, among other factors, demand requirements and component cost trends. Based on this analysis, we record adjustments to inventory for excess, obsolescence or impairment, when appropriate, to reflect inventory at net realizable value. Revisions to our inventory adjustments may be required if actual demand or component costs differ from our estimates.

      Intangible assets
      -----------------

      Intangible assets consist of costs paid to acquire personal customer information for use in its advertising and database rental activities. Costs paid in 2002 were expensed as incurred until management of BonusAmerica established rental revenues from its customer database. Management estimates revenues from these intangible assets will be generated over a period of three years from the date of acquisition. At September 30, 2004, the estimated remaining period to be benefited is approximately two years. Contingencies

      The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. SFAS 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations.

      Income taxes
      ------------

      SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

ITEM 3.  CONTROLS AND PROCEDURES.

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer and our interim Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      We made no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers. We have also undertaken to periodically review our disclosure controls and procedures and internal controls for adequacy and effectiveness.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are a party to a limited number of claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of these matters exists and future litigation may adversely affect us. We are unaware of any matters that may have material impact on the our financial position, results of operations, or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      Forward Split of Common Stock

      Effective February 25, 2004, we engaged in a forward split of our issued and outstanding common stock on a ten (10) new shares for one (1) old share basis. The split was approved by our board of directors.

      Other Issuance Of Securities

      During fiscal year 2002, we issued 9,000,000 shares of our restricted common stock to our founders at a per share price of $0.000667 for aggregate consideration of $6,000. We also issued and sold 5,862,000 shares of our common stock through our public offering that closed on January 3, 2003 at a per share price of $0.01011 per share (adjusted for 10 for 1 split) for aggregate consideration of $59,274.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Removal of Ernest Cheung From Board of Directors

      On November 19,2004, we filed a Preliminary Schedule 14C with the Commission disclosing the adoption of a resolution by written consent by our stockholders holding 13,500,000 shares of Common Stock as of November 15, 20024 (the "Record Date"), representing approximately 68% of the then total issued and outstanding Common Stock, to remove Ernest Cheung from his position on our Board of Directors (the "Board").

      In March 2004, we acquired BonusAmerica Corporation, a California corporation, or BAC, a wholly owned subsidiary of Stanford, from Stanford. After the acquisition, we became a direct marketing, Internet commerce and media company based out of Los Angeles, California with operations in Hong Kong and China. Prior to the acquisition, we were a shell company with nominal operations. In connection with such acquisition, substantially all members of the management team of the former shell company resigned, with the exception of Ernest Cheung.

      Our new business plan calls for an expansion of existing segments of our business and such growth plans may require additional funding from outside sources. Currently, we are exploring opportunities to obtain such additional funding but are not a party to any agreement to enter into or engage in any such transactions.

      Our Board deems it to be in our best interest and the best interest of our shareholders to staff our management with personnel experienced in our new business and operations. We believe that this new management team will make us more attractive to potential financing sources and facilitate the implementation of our business plan.

      Amendment of Articles of Incorporation

      On May 20, 2004, we filed a Certificate of Amendment with the Nevada Secretary of State to amend our Articles of Incorporation to change our name to BonusAmerica Worldwide Corp. The resolutions to amend our Articles of Incorporation were adopted by written consent by our Board on May 12, 2004 and by certain of our principal stockholders holding 13,851,380 shares of Common Stock, representing approximately 69.7% of the then total issued and outstanding Common Stock. Given our recent acquisition transaction, the Board deemed it to be in our best interest to change our name to better reflect our new business.

ITEM 5. OTHER INFORMATION.

                           DESCRIPTION OF THE COMPANY

      Generally

      We are a direct marketing, Internet commerce and media company based out of Los Angeles, California with operations in Hong Kong and China. We are engaged in business-to-consumer retail sales, business-to-business media and advertising services sales, and international business-to-business media and services sales. We are vertically integrated in that our online retailing operations merchandise, source and sell merchandise direct-to consumer - all through our central office in Los Angeles with support from our Hong Kong office. Our international business-to-business media and services sales operations are carried out through our Los Angles marketing offices with support from our sales offices in Hong Kong and China.

      Our operations can be divided into three divisions:

o Direct Marketing & Internet Commerce: We merchandise, market, sell and distribute a wide variety of products which include household products, electronics, fashion accessories, personal interest items and other general merchandise (including consumer electronics and hardware under Stanford's private label "AHNSER") on our website at www.bonusamerica.com to our customers in an "Opted-In" database of approximately 20,000,000 e-mail and approximately 4,000,000 postal addresses.

o Media and Advertising: We sell advertising space on our various Internet marketing portals such as www.More2Save.com, www.RateandSave.com and www.CouponsRewardsSavings.com, and derive revenue from the rental of e-mail and postal address lists to selected other marketers. We recently launched TradeDragon, our Business-to-Business trade portal which links member businesses that are interested in developing or expanding operations in the United States and China markets, with complementary members of TradeDragon. We intend to launch www.BonusChina.com in the third quarter of 2005. BonusChina will be an online entertainment, information and services portal in China.

o Virtual Stores: We intend to provide virtual store facilities for international suppliers with limited U.S. onshore capabilities, such as sales and marketing, warehousing, ordering and shipment and administration. Our virtual store facilities will be designed to address B2B and business to consumer, or B2C, applications. We hope to launch our virtual store system in 2005.

In addition to our Los Angeles operations, we also have an office in Hong Kong, which serves as our communications center in Asia. Our Hong Kong office provides product sourcing services to our merchandising team in Los Angeles. We believe that this international product sourcing-merchandising relationship enables us to bring many leading edge products to our BonusAmerica customers.

      We have also established a wholly owned subsidiary, SinoTrade Intelligence Development Corporation, an organization formed under the laws of Hong Kong, or SIDC, to provide infrastructure support for our operations in China and Hong Kong. Through SIDC, we operate five offices in mainland China and one office in Hong Kong. Our offices in China are located throughout the Guangdong Province, the manufacturing center that was responsible for approximately US$152.9 billion in exports in 2003, which represented approximately 35% of China's total exports for that year. The sixth office is located in Hong Kong and serves as our China communications hub. Communications between this Hong Kong office and the US headquarters in Los Angeles allows for seamless international business operations. Corporate management and strategy, marketing, IT and US Sales are handled in the US office while China marketing, sales and product sourcing and production are executed and managed by our offices located in China. We currently serve customers within the United States of America, Hong Kong, China, and Canada.

      Direct Marketing

      We established our Direct Marketing division in 2002 through our BonusAmerica web site located at www.BonusAmerica.com. The BonusAmerica website offers a collection of low cost ($9.99 - $99.99) household products, electronics, fashion accessories, personal interest items and other general merchandise directly to retail and wholesale consumers located in the United States. With special offers and bonuses, BonusAmerica attempts to attract potential subscribers to "Opt-In" to our database to receive future offers. Subscribers that make an actual purchase or requested additional information are added to our email database and our postal database of land addresses. The typical BonusAmerica subscriber is Web savvy, value minded, 35+ years old with an annual income that exceeds $40,000.

      In the fourth quarter of 2003, we began marketing and selling general merchandise such as consumer electronics and hardware which are marketed under Stanford's private label "AHNSER." AHNSER products are sold through our BonusAmerica website to our "Opted-In" consumers. As of the date of this Report, we have not derived significant revenue from sales of AHNSER products on the BonusAmerica website.

      We believe that one of the distinguishing competitive features of our BonusAmerica website is our Opted-In database. We market directly to our database of Opted-In subscribers, which contains approximately 20 million Opted-In e-mail addresses and 4 million Opted-In postal addresses. Our Opted-In database consists of subscribers and other parties who have voluntarily elected to become a BonusAmerica subscriber or to otherwise receive information from us. We believe that our expertise, experience, infrastructure and ability to build, expand and manage a large customer database, as well as the database itself, are major assets.

      We believe that our BonusAmerica website possesses the following competitive features, which enables us to offer the latest products from overseas to North American customers at a low price point:

o We are able to source products directly from the world's low-cost manufacturers and offer them to our subscribers to at low prices (usually below $100, free shipping included).

o Our products reach the shelf quickly because of our direct link to our suppliers.

o     We offer exciting promotions (such as a free gift) with every order.

o     We offer a selection of 60-80 items, which are updated constantly.

o Operations and customer relations are handled by an in-house staff with a goal of a 48-hour turnaround.

      We were profitable in our first full year of operations. For year ended 2003, we generated revenue of $3,711,074 and net income of $282,731. For the nine months ended September 30, 2004, our Direct Marketing division accounted for approximately 75% of our total revenue, with retail product sales accounting for approximately 44% and wholesale product sales accounting for approximately 31% of our total revenue. If we can achieve proper funding, we expect to pursue aggressive growth of our current business over the next 5 years in the direct marketing field in North America and China.

      Media and Advertising Division

      In 2003, we began operations of our online media and advertising distribution network. We generate media and advertising revenue by charging advertisers for: (i) distributing their advertisements on our online shopping and coupon portals (B2C); and (ii) allowing them to market directly to our subscribers in our Opted-In database who have opted to receive offers such as those offered by the advertisers. Our media and advertising division initially included www.CouponsRewardsSavings.com. Based upon our original success with www.CouponsRewardsSavings.com, we expanded our media and advertising division and developed the following suite of online businesses that make up our advertising distribution network:

o     CouponsRewardsSavings.com coupon portal;

o     More2Save.com coupon portal;

o     RateAndSave shopping portal;

o Consumer Database Rentals (marketing to subscribers in our Opted-In database);

o     TradeDragon;

o     BonusChina.com entertainment, information and services portal (planned);
      and

o     Virtual Stores (planned).

      CouponsRewardsSavings.com Portal (under revision and temporarily inactive). Our CouponsRewardsSavings.com website was established in 2003 and was the original business in our media and advertising distribution network. This web site attracted visitors with discounts, free gifts and other promotions. We generated revenue by charging advertisers each time a visitor opts to receive information (usually an online coupon or special offer) from that advertiser. This method of online advertising is referred to as "co-registration." Past advertisers include the Professional Career Development Institute, GoToMyPC, Financial Cents News, USA Platinum, ClearCredit, JDate.com, Home Business Matchmaker and Reunion.com. This portal is temporarily inactive as we are in the process of revising it at this time. We intend to reactivate CouponsRewardsSavings.com in the future.

      More2Save.com Portal. More2Save.com is an online coupon portal that offers shoppers coupons, rewards and savings. We generate revenue by charging advertisers that post coupons on the website. To receive the coupons, shoppers must signup (free of charge) and complete a one-time demographic survey. Over 200 coupons were available to consumers at the initial launch of this website in October 2004. We intend to use our More2Save portal as a means of expanding our Opt-In database.

      RateandSave.Com Shopping Portal. RateAndSave.com is a consumer-shopping portal that helps consumers find the best prices on products they are seeking. The business generates revenue from advertisers via a cost-per-click bidding model. Through this pay-for-placement bidding system, merchants enter bids for select advertising positions based on product category. When a consumer searches for an item, the merchant with the highest bid for that product category gets top placement in the search result. We anticipate that merchants who are motivated by the desire for top search ranking will drive the advertising revenue in the RateAndSave model. RateandSave.com was launched in October, 2004.

      Consumer Database List Rentals. We have a proprietary and growing "Opted-In" subscriber database of approximately 20 million e-mail and over 4 million postal addresses. Selected advertisers are charged a rental fee each time one of their sales messages is delivered to an Opted-In subscriber. We charge advertisers a per email or postal address fee which varies depending upon the level of screening desired by the advertiser.

      TradeDragon. TradeDragon will be launched in the fourth quarter of 2004 and is a B2B trade portal that connects businesses that desire to trade between China and the United States. Supplier members are charged a membership fee to participate in TradeDragon. TradeDragon members connect with each other through the TradeDragon.com website, which allows them to search for buyers and suppliers that match their specific requirements.

      TradeDragon initially will target: (i) US-based buyers seeking to buy from suppliers in China; and (ii) China-based suppliers seeking to sell to the United States. Thereafter, we intend to target US-based businesses that desire to conduct business in China through the export of goods and services and/or establish partnership arrangements with retailing or selling partners in China. Through our proprietary system called DragonDynamics, we are able to drive both buyer and seller side traffic to our TradeDragon portal. We intend to generate revenue from companies that wish to sell to or partner with companies in the US and/or China through the sale of TradeDragon memberships and ancillary products and services. Memberships, products and services are sold via direct marketing, trade publication advertising and through our existing sales force of 30 salespeople who are located throughout six sales offices in China. We intend to expand our sales force in China to 200 sales personnel in 2005.

      TradeDragon members benefit from our proprietary business system, DragonDynamics(TM), which drives custom-tailored online business traffic to each individual member based on that member's specific requirements.
DragonDynamics(TM) was developed internally by us based on a combination of our proprietary industry knowledge and our direct marketing expertise and other trade secrets.

      BonusChina.com Portal. We intend to launch www.BonusChina.com in 2005. BonusChina will be an online portal and will provide entertainment, information and services to the consumer market in China. We intend to generate revenue by selling advertising space and services to consumers and advertisers. We believe that our experience in direct marketing, our relationships with companies in China and the U.S., our understanding of the Chinese culture and our local presence in China will enable us to duplicate our success in the Chinese Internet market.

      Virtual Stores (Planned). We intend to establish a virtual store which will provide international suppliers with limited U.S. onshore capabilities with the support necessary to service customers in the United States such as sales and marketing, warehousing, ordering and shipment and administration. We intend to build our virtual stores to work with and to expand upon our existing marketing, sourcing and merchandising infrastructure to limit the amount of additional expenditures required.

      With our low operating costs and efficient vertical integration, we believe that our media and advertising business is very scalable and has the potential to generate high profits. There are typically three significant barriers to entry to a media and advertising business such as ours: the high cost associated with and the expertise required to (1) acquire and retain a database of viable consumers; (2) acquire and retain advertisers and memberships; and (3) build and maintain an infrastructure capable of operating an online advertising distribution network. Since 2002, we have invested significantly in building infrastructure and acquiring and expanding our "Opted-In" database of viable consumers. Together with our experience in operating BonusAmerica, we believe that we have built the groundwork necessary to develop and expand our media and advertising division and have the infrastructure necessary to continue to pursue our business plan. As such, in the foreseeable future, we intend to focus our resources on developing and expanding our online media and advertising sales division as a means of generating profits.

      For the nine months ended September 30, 2004, our Media and Advertising division accounted for 25% of our total revenues. We have not yet generated significant revenue from our RateandSave.com and More2Save.com websites.

      Virtual Store Division

      The concept of our virtual store was initially borne in response to the needs of our own suppliers desiring to reach U.S. consumers. We believe that:
(i) most small to medium size overseas manufacturers lack the merchandising know-how; and (ii) they cannot afford to establish a merchandising operation in North America even if they possess the know-how. As a result, we are planning to create a virtual store system that will offer companies a turnkey method for marketing products directly to consumers in the United States. We intend to build our virtual stores to work with and to expand upon our existing marketing, sourcing and merchandising infrastructure to limit the amount of additional expenditures required.

      Sales and Marketing Plan

      A. Direct Marketing. We intend to grow our direct marketing division through continued new customer acquisition, expanded product mix, affiliate programs and other traditional marketing and promotional strategies.

      B. Media and Advertising Division. We intend to adopt the following strategies to expand our RateandSave, More2Save and CouponsRewardsSavings portals:

o Aggressive marketing of our portals to well-known manufacturers and distributors of brand name items, Fortune 500 companies and other major merchandisers;

o     Partner with brokers to sell advertising and to increase list rentals;

o Increase brand awareness of our portals through online advertising and affiliate programs; and

o     Increase Opted-In database through More2Save membership.

      We intend to expand our TradeDragon operations by:

o     Targeted direct marketing of TradeDragon in China and US;

o     Expanding our sales force in China to 200 salespeople for TradeDragon; and

o     Adding a US-based TradeDragon sales force in 2005.

      Through SIDC, we have opened six sales offices in China to support TradeDragon and plan to expand our sales force to over 200 salespeople in China in 2005. Five of our offices are located in mainland China throughout Guangdong Province - the manufacturing center, which is responsible for 30% of China's foreign trade. The sixth office is located in Hong Kong and serves as our China communications hub.

      We intend to launch a B2C website equivalent of BonusAmerica called www.BonusChina.com, which will target the Chinese market in the second quarter of 2005.

      Our Competitors

      We face intense competition in our current operating divisions: direct marketing and media & advertising. Many of our competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources than we do. Our BonusAmerica.com business directly competes with direct marketers such as Sharper Image (an international and national specialty retailer-NASDAQ:SHRP) and Hammacher Schlemmer (a New York based catalog specialty retailer). Our More2Save online coupon and media distribution business competes with CoolSavings (an online direct marketing and media company-OTCBB:CSAV). Our RateandSave.com shopping portal competes with Shopping.com (an online comparison shopping service) and BizRate.com (an online shopping search engine). Our TradeDragon.com business trading portal competes with Alibaba.com (a global trade portal and provider of online marketing services for importers and exporters) and GlobalSources.com (a business-to-business media company that facilitates global trade, focusing on the China market-NASDAQ: GSOL).

      Many of our current and potential competitors are larger companies with greater financial resources, marketing, technical management and other resources than we do. Some of our competitors have and may continue to use aggressive pricing or inventory availability practices and devote substantially more resources to their online operations and system development than us. New technologies and the expansion of existing technologies may also decrease the barriers to entry into our business or otherwise increase the competitive pressure that we face.

      Seasonality

      Except for our business related to our TradeDragon portal, our business is highly seasonal, with sales peaks in the end-of-year holiday shopping seasons as well as for Mother's Day, Father's Day and graduation gift-gift giving. A substantial portion of our total revenues, and all or most of our net earnings, occur in our fourth fiscal quarter ending December 31. We generally experience lower revenues during the other quarters and, as is typical in the retail industry, have incurred and may continue to incur losses in these quarters. In addition, similar to many retailers, we make merchandising and inventory decisions for the holiday season well in advance of the holiday selling season. Accordingly, unfavorable economic conditions or deviations from projected demand for products during the fourth quarter could have a material adverse effect on our financial position or results of operations for the entire fiscal year. The fourth quarter accounted for 30% of total revenues in fiscal year 2003. In addition, the fourth quarter accounted for a substantial portion of our net earnings in 2003.

      Facilities

      On March 1, 2004, we began renting warehouse and office facilities consisting of approximately 5,000 square feet from Stanford (which leases the premises from Anjac) on a month-to-month basis at $6,000 per month. In July, 2004, our monthly rental obligation decreased to $3,500. During the nine months ended September 30, 2004, payments to Stanford related to rent were $37,110.

      Employees

      As of September 30, 2004, we employed approximately 20 associates, approximately 90% of whom were full-time. We consider our associate relations to be good.

      Available information

      Our Internet address is www.BonusAmerica.com/bacorp. Information on our Web site is not incorporated into this annual report.

                                  RISK FACTORS

                     RISKS RELATED TO OUR GENERAL OPERATIONS

      WE WILL NEED ADDITIONAL CAPITAL IMMEDIATELY TO EXPAND AND DEVELOP OUR BUSINESS. We are presently only generating minimal revenue from our Direct Marketing operations. Until such time as our Direct Marketing and Media and Advertising divisions generate sufficient revenue to fund our operations, we will continue to require additional capital to continue and expand our business, the receipt of which cannot be assured. Currently, we have a monthly burn rate of approximately $170,000. We believe that we have sufficient capital derived from the proceeds of our operations to meet our needs for the next 12 months after September 30, 2004. Our ability to execute our business strategy, including developing and marketing our TradeDragon, RateandSave and More2Save portals, depends to a significant degree on our ability to obtain sufficient and timely future financing.

      Our long-term capital needs are subject to our ability to raise additional capital and to generate adequate revenue from our products and services, neither of which can be assured. We are actively seeking additional funds and may obtain such funds through an additional offering of our equity securities or by incurring additional indebtedness. We cannot assure you that any additional funds will be available or that sufficient funds will be available to us or that funds will be available in a timely way. Additional funds may not be available on terms acceptable to us or our security holders. Any future capital that is available may be raised on terms that are dilutive to our security holders.

      WE HAVE ONLY BEEN OPERATING OUR ONLINE BUSINESS SINCE 2002 AND FACE CHALLENGES RELATED TO EARLY STAGE COMPANIES IN RAPIDLY EVOLVING MARKETS. We began our online operations in 2002. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies in the rapidly evolving online commerce market. These risks include, but are not limited to, an unpredictable business environment, the difficulty of raising working capital, the difficulty of attracting and retaining qualified management personnel and the use of our business model. To address these risks, we must, among other things:

o access sufficient capital to fund the implementation of our business model;

o increase our sales volumes and gross margins while limiting our operating expenses;

o     expand our customer base;

o     enhance our brand recognition;

o     expand our product and service offerings;

o     access sufficient product inventory to fulfill our customers' orders;

o     successfully implement our business and marketing strategy;

o     provide high quality customer service and order processing;

o     respond effectively to competitive and technological developments; and

o     attract and retain qualified personnel.

      THE SUCCESS OF OUR BUSINESS DEPENDS ON THE CONTINUED GROWTH OF THE INTERNET, ESPECIALLY IN THE U.S. AND CHINESE MARKETS, AS A VIABLE COMMERCIAL MARKETPLACE. Our success depends upon the widespread acceptance of the Internet as a vehicle to purchase products. The e-commerce market is at an early stage of development, and demand and continued market acceptance is uncertain. We cannot predict the extent to which customers will shift their purchasing habits from traditional to online retailers. If customers or manufacturers are unwilling to use the Internet to conduct business and exchange information, our business will fail. It is possible that the Internet may not become a viable long-term commercial marketplace due to the potentially inadequate development of the necessary network infrastructure, the delayed development of enabling technologies and performance improvements and the high cost of shipping products. The commercial acceptance and use of the Internet may not continue to develop at historical rates or may not develop as quickly as we expect. In addition, concerns over security and privacy may inhibit the growth of the Internet.

      WE EXPECT THAT A SIGNIFICANT PORTION OF OUR REVENUES WILL BE GENERATED FROM CUSTOMERS AND SUPPLIERS IN CHINA AND THE UNITED STATES. CURRENT WEAKNESS OF THE TELECOMMUNICATIONS AND INTERNET INFRASTRUCTURE IN CHINA COULD HARM OUR BUSINESS. The quality of some of the telecommunications and Internet infrastructure and telephone line availability in China is poor. This may contribute to lower than expected adoption of many of our services and may cause usage growth and revenues to fall below expectations. In addition, access fees may be high, which also contributes to low usage and may adversely affect our growth and revenues potential.

      CUSTOMER CONCERNS REGARDING SECURITY MAY DETER USE OF OUR ONLINE PRODUCTS AND SERVICES AND ONLINE SECURITY RISKS COULD SERIOUSLY HARM OUR BUSINESS. A significant barrier to e-commerce and online communications is the secure transmission of confidential information over public networks. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against potential security breaches or to alleviate problems caused by any breach. We rely on licensed encryption and authentication technology to provide the security and authentication necessary for secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the algorithms that we use to protect customer transaction data. In the event someone circumvents our security measures, it could seriously harm our business and reputation, and we could lose customers. Security breaches could also expose us to a risk of loss or litigation and possible liability for failing to secure confidential customer information. Our potential for growth depends on our customers' confidence in the security of our products and services.

      IF OUR PORTALS OR OTHER SERVICES ON OUR ONLINE PORTALS CONTAIN DEFECTS, WE MAY NEED TO SUSPEND FURTHER SALES AND SERVICES UNTIL WE FIX THE DEFECTS, AND OUR REPUTATION COULD BE HARMED. Our portals depend on software that is complex and that may contain unknown and undetected defects, errors or performance problems. We may not discover defects, errors or performance problems that affect our new or current services or enhancements until after they are deployed. These defects, errors or performance problems could force us to suspend sales and services or cause service interruptions which could damage our reputation or increase our service costs, cause us to lose revenues, delay market acceptance or divert our development resources, any of which could severely harm our business.

      THE FAILURE OF OUTSIDE PARTIES TO MEET OUR SERVICE LEVEL AND INFORMATION ACCURACY EXPECTATIONS MAY MAKE OUR SERVICES LESS ATTRACTIVE TO CUSTOMERS AND HARM OUR BUSINESS. We rely on outside parties for some information, licenses, product delivery and technology products and services. We rely on third parties to support, enhance and develop our products and services. Services provided by third parties include maintaining our communications lines and managing our network data centers and website development. These relationships may not continue or we may not be able to develop additional third-party relationships on acceptable commercial terms, which could cause customer dissatisfaction and/or a delay in the launch of new features or services. We have no control over the accuracy, timeliness or effectiveness of the information, products and services of these outside parties. As a result of outside party actions, we may fail to provide accurate, complete and current information to our customers in a timely and satisfactory manner.

      SYSTEM INTERRUPTION AND THE LACK OF INTEGRATION AND REDUNDANCY IN OUR SYSTEMS MAY AFFECT OUR SALES. Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Customer access to our websites directly affects the volume of goods we sell and the services we offer and thus affects our net sales. Any system interruptions that cause any of our portals or online sites to be unavailable may drive away buyers and reduce the attractiveness of these sites to advertisers and could adversely affect our business, financial condition and operating results. We maintain our computer systems on-site at our offices in Los Angeles and China and off-site with third party vendors in the United States and China.

      Our computer and communications systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins, and similar events or disruptions. Any of these events could cause system interruption, delays, and loss of critical data, and could prevent us from accepting and fulfilling customer orders. Should this occur, it would make our product offerings less attractive to our customers and our service offerings less attractive to third parties. While we do have backup systems for certain aspects of our operations, our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. In addition, we may have inadequate insurance coverage or insurance limits to compensate us for losses from a major interruption. If any of this were to occur, it could damage our reputation and be expensive to remedy.

      WE MAY BE SUBJECT TO LEGAL LIABILITY FOR PUBLISHING OR DISTRIBUTING CONTENT OVER THE INTERNET. We may be subject to legal claims relating to the content on our websites, or the downloading and distribution of such content, as well as legal claims arising out of the products or companies featured in our trade publications and tradeshows. Claims could involve matters such as libel and defamation, patent, trademark, copyright and design infringement, fraud and invasion of privacy. Media companies have been sued in the past, sometimes successfully, based on the content published or made available by them. In addition, some of the content provided on our websites may be manually entered from data compiled by other parties, including governmental and commercial sources, and this data may have errors, or we may introduce errors when entering such data.

      WE COULD BE LIABLE FOR UNLAWFUL OR FRAUDULENT ACTIVITIES BY USERS OF OUR ONLINE PORTALS. In operating our online portals such as BonusAmerica, RateandSave and More2Save, and portals, we rely on participants to make accurate representations and provide reliable delivery, and on buyers to pay the agreed purchase price. We may be unable to prevent users of our online portals from making unlawful representations, selling unlawful goods, or from selling goods in an unlawful manner. We may face civil or criminal liability for unlawful and fraudulent activities by our users under U.S. laws and the laws and regulations of other countries. In addition, if we are unsuccessful in preventing our users from providing content that is either illegal or that violates the proprietary rights of others, it may result in liability to us. Any costs we incur as a result of liability relating to the sale of unlawful goods, the unlawful sale of goods, the fraudulent receipt of goods, or the fraudulent collection of payments could harm our business.

      If our content is improperly used or if we supply incorrect information, third parties may take legal action against us. In addition, we may violate usage restrictions placed on text or data that is supplied to us by third parties. Our insurance may not cover claims of this type, or may not provide sufficient coverage, which could harm our reputation and operating results.

      IF WE DO NOT RESPOND TO TECHNOLOGICAL CHANGE, OUR ONLINE STORES AND PORTALS COULD BECOME OBSOLETE, AND WE COULD LOSE CUSTOMERS. The Internet and the e-commerce industry are characterized by rapid technological change, changes in customer requirements and preferences, frequent new product and service introductions embodying new technologies, and the emergence of new industry standards and practices. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our online stores. If we are unable to maintain our existing systems and create a positive customer experience, our revenues may decline and our business will suffer.

      The evolving nature of the Internet could also render our existing online stores and systems obsolete. Our success will depend, in part, on our ability to:

o     license or acquire leading technologies useful in our business;

o     enhance our existing online stores;

o     enhance our network infrastructure and transaction processing systems;

o develop new services and technology that address the increasingly sophisticated and varied needs of our current and prospective customers; and

o adapt to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner.

      Future advances in technology may not be beneficial to, or compatible with our business. Furthermore, we may not use new technologies effectively or adapt our Web site and transaction processing systems to customer requirements or emerging industry standards on a timely basis, or at all, depending on our financial condition. If we are unable to adapt to changing market conditions or user requirements in a timely manner, our online stores may become obsolete and we will lose customers.

      WE MAY BE UNABLE TO PROTECT OUR INTERNET DOMAIN NAMES, WHICH ARE ESSENTIAL TO OUR BUSINESS. OUR INTERNET DOMAIN NAMES ARE CRITICAL TO OUR BRAND RECOGNITION AND OUR OVERALL SUCCESS. We have many registered domain names relating to our brand, including BonusAmerica.com, TradeDragon, RateandSave and More2Save. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries has changed and is subject to further change in the future. As a result, we may be unable to acquire or maintain relevant domain names in the United States and in other countries where we conduct business. Furthermore, we may be unable to protect our domain names or prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our domain names, trademarks and other intellectual property rights. If we are unable to protect these domain names, our competitors could capitalize on our brand recognition and create confusion that diverts traffic to other websites away from our online services, thereby adversely affecting our business

      WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH MAY REDUCE OUR ABILITY TO COMPETE AND MAY DIVERT OUR RESOURCES. We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology, and similar intellectual property as critical to our success, and we rely on trademark, copyright, and patent law, trade secret protection, and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. Effective trademark, service mark, copyright, patent, and trade secret protection may not be available in every country in which our products and services are made available online.

      Policing unauthorized use of our proprietary rights is inherently difficult, and we may not be able to determine the existence or extent of any such unauthorized use. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, we cannot be certain that the steps we take to protect our intellectual property will adequately protect our rights. We cannot determine whether future patent, service mark or trademark applications, if any, will be granted. No certainty exists as to whether our current intellectual property or any future intellectual property that we may develop will be challenged, invalidated or circumvented or will provide us with any competitive advantages. We cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights. If others are able to develop or use business systems, technologies and/or content we have developed, our competitive position may be negatively affected.

      Litigation may be necessary to enforce our intellectual property rights, protect trade secrets, determine the validity and scope of the proprietary rights of others, or defend against claims of infringement or invalidity. Intellectual property laws provide limited protection. Moreover, the laws of some foreign countries do not offer the same level of protection for intellectual property as the laws of the United States. In addition, we may be unable to detect unauthorized use of our intellectual property. Litigation may result in substantial costs and diversion of resources, regardless of its outcome, which may limit our ability to develop new services and compete for customers.

      IF THIRD PARTIES CLAIM THAT WE INFRINGE UPON THEIR INTELLECTUAL PROPERTY RIGHTS, OUR ABILITY TO USE TECHNOLOGIES AND PRODUCTS MAY BE LIMITED, AND WE MAY INCUR SUBSTANTIAL COSTS TO RESOLVE THESE CLAIMS. Litigation regarding intellectual property rights is common in the Internet industry. Defending against these claims could be expensive and divert our attention from operating our business. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay substantial damage awards and be forced to develop non-infringing technology, obtain a license or cease using the products and services that contain the infringing technology or content. We may be unable to develop non-infringing technology or content or to obtain a license on commercially reasonable terms, or at all.

      We may also be named as a defendant in litigation alleging infringement of intellectual property rights by our customers. We may be required to defend ourselves and our customers against infringement claims. In the event of a claim of infringement, we and our customers may be required to pay significant damages or obtain one or more licenses from third parties, and we may be unable to obtain necessary licenses at a reasonable cost or at all. Inability to obtain licenses may prevent us from offering products and services, which may limit our revenues.

      WE MAY NOT BE SUCCESSFUL IN OUR EFFORTS TO EXPAND INTO INTERNATIONAL MARKET SEGMENTS. We plan, over time, to continue to expand our reach in international market segments. It is costly to establish international facilities and operations, promote our brand internationally and develop localized websites, stores, and other systems. We may experience difficulty entering or expanding into new international markets due to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. We may not succeed in our efforts. Our net sales from international market segments may not offset the expense of establishing and maintaining the related operations and, therefore, these operations may not be profitable on a sustained basis.

      Our international sales and related operations are subject to a number of risks inherent in selling abroad, including, but not limited to, risks with respect to:

o     foreign exchange rate fluctuations;

o     local economic and political conditions;

o restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs and those that may limit the our ability to sell certain products, provide certain services or repatriate profits to the United States);

o     import or export licensing requirements;

o     limitations on the repatriation of funds;

o     difficulty in obtaining distribution and support;

o     nationalization;

o     longer receivable cycles;

o     consumer protection laws and restrictions on pricing or discounts;

o lower level of adoption or use of the Internet and other technologies vital to our business and the lack of appropriate infrastructure to support widespread Internet usage;

o     lower level of credit card usage and increased payment risk;

o difficulty in developing and simultaneously managing a larger number of unique foreign operations as a result of distance, language, and cultural differences;

o laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, and loans;

o     tax and other laws of the U.S. and other jurisdictions; and

o     geopolitical events, including war and terrorism.

These factors could result in a delay in or disruption of the delivery of our inventory and could have the consequences described above, any of which could have a material adverse effect on us. As we continue to expand our international operations, these and other risks associated with international operations are likely to increase.

      WE MAY BE SUBJECT TO FOREIGN CURRENCY RISKS. We expect that a significant portion of our future revenues will be generated from customers and suppliers in China and Hong Kong. Because we operate internationally, foreign exchange rate fluctuations may have a material impact on our results of operations. To the extent significant currency fluctuations occur in Asian currencies, our revenues and profits would be affected. Upon translation, net sales and other operating results may differ materially from expectations, and we may record significant transaction gains or losses on the remeasurement of our balances. The currencies giving rise to this risk are primarily Chinese Yaun and the Hong Kong Dollar. We do not hedge our foreign currency risk. While we believe our current foreign currency risk to be minimal, there is no assurance that our risk will not increase, especially in light of our business strategy to expand our international operations. Even if we do adopt a policy of hedging against our foreign currency risks, there is no assurance that such policy will be successful. Our failure to successfully hedge against foreign currency risks may increase our expenses and have a negative impact on our financial condition.

      OUR GROWTH COULD STRAIN OUR RESOURCES, AND IF WE ARE UNABLE TO IMPLEMENT APPROPRIATE CONTROLS AND PROCEDURES TO MANAGE OUR GROWTH, WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN. Our growth strategy primarily includes the following components:

o     Expand our customer base for database rentals;

o     Establish More2Save, RateandSave and TradeDragon portals; and

o     Broaden our sales and marketing channels.

We plan to increase substantially the number of sales representatives in China in order to pursue our business objectives. Such growth may place a significant strain on our management, operational, and financial resources. Our success will depend in part upon the ability of our senior management to implement and manage this growth effectively. To do this, new representatives must be recruited and trained. If our new representatives perform poorly, or if their training and management is unsuccessful, our business may be harmed. To manage the expected growth of our operations, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to manage our growth successfully, we will be unable to execute our business plan.

      THE LOSS OF ONE OR MORE OF OUR EXECUTIVE OFFICERS OR KEY EMPLOYEES, EITHER TO A COMPETITOR OR OTHERWISE, COULD HARM OUR BUSINESS. Our executive officers and key employees are critical to our business. Our executive officers and key personnel may not remain with us and their loss may negatively impact our operations, and may reduce our revenues and cash flows. In particular, the services of Michael Mak, our chief executive officer and director and John A. Leper, our Secretary and director, are important to our operations. If competitors hire our key personnel, it could allow them to compete more effectively by diverting customers from us and facilitating more rapid development of their competitive offerings. We compete for qualified personnel with other companies, academic institutions, government entities and organizations. We cannot assure you that we will be successful in hiring or retaining qualified personnel. The loss of key personnel, or an inability to hire or retain qualified personnel or consultants, could have a material adverse effect on our business, financial condition and results of operations. We do not maintain key man insurance on any of our executive officers.

      RISKS RELATED TO GOVERNMENT REGULATION

      EVOLVING REGULATION OF THE INTERNET AND COMMERCIAL E-MAIL MAY AFFECT US ADVERSELY. As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, data protection, pricing, usage fees, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access, online advertising and marketing, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel, and personal privacy apply to the Internet and e-commerce. Strict legal prohibitions on the transmission of unsolicited commercial email, coupled with aggressive enforcement, could reduce our ability to promote our services and our ability to facilitate communications between suppliers and buyers and, as a result, adversely affect our business. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business and operating results. The adoption or modification of laws or regulations relating to the Internet may harm our business by increasing our costs and administrative burdens. Moreover, the applicability of existing laws to the Internet is uncertain with regard to many important issues, including property ownership, intellectual property, export of encryption technology, libel and personal privacy. The application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services, could also harm our business.

      WE MAY BE SUBJECT TO LIABILITY FOR SALES AND OTHER TAXES. We currently collect sales or other similar taxes on the shipment of goods in the State of California. However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies, such as ours, which engage in or facilitate online commerce. Our fulfillment center, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in e-commerce. Any new taxes on the sale of products and services through the Internet or the income derived from these sales could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers, impair the growth of e-commerce and adversely affect our ability to become profitable. Furthermore, since our service is available over the Internet in multiple states and in foreign countries, these jurisdictions may require us to qualify to do business in these states and foreign countries. If we fail to qualify in a jurisdiction that requires us to do so, we could face liabilities for taxes and penalties.

      Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court's position regarding sales and use taxes on Internet sales. If any of these initiatives addressed the Supreme Court's constitutional concerns and resulted in a reversal of its current position, we could be required to collect sales and use taxes in states other than Washington, North Dakota, and Kansas. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future sales.

      RISKS RELATED TO OUR DIRECT MARKETING BUSINESS.

      OUR BUSINESS MODEL IS NEW AND UNPROVEN, AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY. We are subject to risks due to the unproven and evolving nature of our business model and aggressive pricing strategy. The success of our business model depends on the volume of customers that visit our Web site and purchase our products, as well as our ability to generate significant online advertising revenues. To this end, we have worked hard to build our brand name and enhance our customer loyalty by selling our products at low prices and maintaining low gross margins on our product sales. We intend to implement various strategies to improve our gross margins going forward, which may include raising prices on products and product categories from time to time.

      To the extent we raise the prices on our merchandise, our product sales may decline. We may also have to increase our prices if distributors receive pressure from manufacturers to discontinue sales to us as a result of our low price strategy. If the amount of traffic to our Web site decreases due to price increases, a reduced marketing budget, a weakening demand for our lifestyle products or otherwise, we may become less attractive to our current and potential advertisers. As a result, our margins and advertising revenues may decline.

      Our ability to achieve profitability also depends on our ability to effectively manage our operating costs. If we are unable to manage our operating expenses, increase our gross margins and increase our sales volumes, we will be unable to achieve profitability.

      IF WE FAIL TO CONTINUOUSLY OFFER NEW MERCHANDISE THAT OUR CUSTOMERS FIND ATTRACTIVE, THE DEMAND FOR OUR PRODUCTS MAY BE LIMITED. In order to meet our strategic goals, we must successfully offer our customers new, innovative and high quality products on a continuous basis. Our product offerings must be affordable, useful to the customer, well made, distinctive in design and not widely available from other retailers. We cannot predict with certainty that we will be able to successfully offer products that meet these requirements in the future. Some products or a group of related products can produce sales volumes that are significant to our total sales volume in a particular period.

      If other retailers, especially department stores or discount retailers, offer the same products or products similar to those we sell, or if our products become less popular with our customers, our sales may decline or we may decide to offer our products at lower prices. If customers buy fewer of our products or if we have to reduce our prices, our revenues and earnings will decline.

      Our products must appeal to a broad range of consumers whose preferences we cannot predict with certainty and may change between sales seasons. If we misjudge either the market for our products or our customers' purchasing habits, our sales may decline, our inventories may increase or we may be required to sell our products at lower prices. This would have a negative effect on our business.

      IF WE DO NOT MAINTAIN SUFFICIENT INVENTORY LEVELS, OR IF WE ARE UNABLE TO DELIVER OUR PRODUCTS TO OUR CUSTOMERS IN SUFFICIENT QUANTITIES, OUR OPERATING RESULTS WILL BE ADVERSELY AFFECTED. We are exposed to significant inventory risks as a result of new product launches, rapid changes in product cycles and changes in consumer tastes with respect to our products. We must be able to deliver our merchandise in sufficient quantities to meet the demands of our customers and deliver this merchandise to customers in a timely manner. We must be able to maintain sufficient inventory levels, particularly during the peak holiday selling seasons. If we fail to achieve these goals, we may be unable to meet customer demand, and our future results will be adversely affected if we are not successful in achieving these goals. In order to be successful, we must accurately predict these trends and avoid overstocking or under-stocking products. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it is particularly difficult to forecast product demand accurately. A failure to optimize inventory within our fulfillment network will harm our shipping margins by requiring us to make split shipments from one or more locations, complimentary upgrades, and additional long-zone shipments necessary to ensure timely delivery. The acquisition of certain types of inventory, or inventory from certain sources, may require significant lead-time and prepayment, and such inventory may not be returnable. We carry a broad selection and significant inventory levels of certain products, such as consumer electronics, and we may be unable to sell products in sufficient quantities or during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our operating results.

      OUR FUTURE GROWTH WILL BE SUBSTANTIALLY DEPENDENT ON THE CONTINUED INCREASE IN SALES GROWTH OF EXISTING CORE AND NEW PRODUCTS, WHILE AT THE SAME TIME MAINTAINING OR INCREASING OUR CURRENT GROSS MARGIN RATES. We cannot predict whether we will be able to increase the growth of existing core and new products or successfully introduce new products, increase our revenue level or maintain or increase our gross margin rate in future periods. Failure to do so may adversely affect our stock price.

      WE ARE DEPENDENT ON THE SUCCESS OF OUR ADVERTISING AND DIRECT MARKETING EFFORTS AND OUR PROFITABILITY WILL BE ADVERSELY AFFECTED BY INCREASED COSTS ASSOCIATED WITH THESE EFFORTS. Our revenues depend in part on our ability to effectively market and advertise our products through our direct marketing operations. Increases in advertising costs may limit our ability to advertise without reducing our profitability. If we decrease our advertising efforts due to increased advertising costs, restrictions placed by regulatory agencies or for any other reason, our future operating results may be materially adversely affected. We may also utilize other advertising media, such as television infomercials, radio and single product mailings. Our advertising expenditures increased by approximately $92,158 or 27% in fiscal 2003 from the prior fiscal year. While we believe that increased expenditures on these and other media have resulted in increased revenues during fiscal 2003, we cannot assure you that this trend will continue in the future. If our advertising is ineffective and our increased advertising expenditures do not result in increased sales volumes, our sales and profits will be adversely affected. We expect to continue to spend on advertising and marketing at increased levels in the future, but may not continue to produce a sufficient level of sales to cover such expenditures, which would reduce our profitability.

      WE MUST CONTINUE TO DEVELOP AND MAINTAIN THE BONUSAMERICA BRAND, WHICH IS COSTLY AND MAY NOT GENERATE CORRESPONDING REVENUES. Maintaining and strengthening the BonusAmerica brand is an important factor in attracting new customers, building customer loyalty and attracting advertisers. In the past, our initiatives have involved significant expenditures. However, to achieve positive operating cash flow, we have reduced the resources allocated to our promotional strategies. We cannot be certain that our reduced marketing budget will successfully drive customer acquisition or that this allocation of resources will provide additional revenues equal to this dedication of our resources. If our remaining promotional efforts are unsuccessful, we may not be able to recover these expenses or increase our revenues or margins consistent with our operating plan. Further, we also believe potential customers and advertisers are driven to our online store because of our strong brand recognition. If advertisers do not believe our Web site is an effective marketing and sales channel for their merchandise, or if customers do not perceive us as offering a desirable way to purchase merchandise, our branding efforts will suffer and we may lose customers.

      Our ability to build and strengthen the BonusAmerica brand depends largely on:

o our ability to allocate sufficient marketing dollars on our advertising and promotional efforts given our financial position;

o     the success of our advertising and promotional efforts;

o our ability to provide our customers with a broad range of products at competitive prices with timely fulfillment; and our ability to provide high quality customer service.

      OUR DISTRIBUTION AND FULFILLMENT OPERATIONS ARE LOCATED IN LOS ANGELES, CALIFORNIA. ANY DISRUPTION OF THE OPERATIONS IN OUR CENTER COULD HURT OUR ABILITY TO MAKE TIMELY DELIVERY OF OUR PRODUCTS. We conduct our distribution operations and Internet order processing fulfillment functions from our facility in Los Angeles, California which we lease. As such, we have only a limited ability to reroute orders to third parties for drop-shipping. Any disruption in the operations at any distribution center, particularly during the holiday shopping season, could result in late delivery of products and make it difficult to meet customer demand for our products. If we do not successfully operate our fulfillment centers, it could significantly limit our ability to meet customer demand. Because it is difficult to predict demand, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory, and warehousing, fulfillment, and distribution capacity. A failure to optimize inventory in our fulfillment network will harm our shipping margins by requiring us to make long-zone shipments or partial shipments from one or more locations. In addition, we rely upon third party carriers for our product shipments, including shipments to and from our distribution and fulfillment centers to our customers. As a result, we are subject to certain risks, including employee strikes, inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, or acts of God, associated with such carriers' ability to provide delivery services to meet our shipping needs.

      A SIGNIFICANT PORTION OF OUR SALES FORCE AND SUPPLIERS ARE LOCATED IN HONG KONG AND CHINA. OUR BUSINESS WOULD BE ADVERSELY AFFECTED IF OUR SUPPLIERS ARE NOT ABLE TO MEET OUR DEMAND AND ALTERNATIVE SOURCES ARE NOT AVAILABLE. We rely partially on a select group of contract manufacturers, most of whom are located in Asia (primarily China), to produce our products in sufficient quantities to meet customer demand and to obtain and deliver these products to our customers in a timely manner. These arrangements are subject to the risks of relying on products manufactured outside the United States, including political unrest and trade restrictions, local business practice and political issues, including issues relating to compliance with domestic or international labor standards, currency fluctuations, work stoppages, economic uncertainties, including inflation and government regulations, availability of raw materials and other uncertainties. If we are unable to successfully obtain and timely deliver sufficient quantities of these products, our operating results may be adversely affected. There is increasing political pressure on China to permit the exchange rate of its currency, the Yuan, to float against the dollar. Although substantially all of our supply contracts in China are denominated in dollars, our suppliers could attempt to renegotiate these contracts if the Yuan/dollar exchange rate were to change.

      SOME OF OUR SMALLER VENDORS HAVE LIMITED RESOURCES, LIMITED PRODUCTION CAPACITIES AND LIMITED OPERATING HISTORIES. We have no long-term purchase contracts or other contracts that provide continued supply, pricing or access to new products and any vendor or distributor could discontinue selling to us at any time. We compete with many other companies for production facilities and import quota capacity. We cannot assure you that we will be able to acquire the products we desire in sufficient quantities or on terms that are acceptable to us in the future. In addition, we cannot assure you that our vendors will make and deliver high quality products in a cost-effective, timely manner. We may also be unable to develop relationships with new vendors.

      WE DEPEND ON THE ABILITY OF THIRD PARTIES TO TIMELY DELIVER SUFFICIENT QUANTITIES OF PRODUCTS AND OUR BUSINESS CAN BE HARMED BY WORK STOPPAGES OR OTHER INTERRUPTIONS TO DELIVERY OF PRODUCTS. All products we purchase from our vendors in Asia must be shipped to our distribution center by freight carriers. We cannot assure you that we will be able to obtain sufficient freight capacity on a timely basis and at favorable rates. Our inability to acquire suitable products in a cost-effective, timely manner or the loss of one or more key vendors or freight carriers could have a negative effect on our business.

      WE MAINTAIN A MERCHANDISE RETURN POLICY, WHICH ALLOWS CUSTOMERS TO RETURN THEIR MERCHANDISE, AND AS A RESULT, EXCESSIVE MERCHANDISE RETURNS COULD HARM OUR BUSINESS. We make allowances for returns of Internet sales in our financial statements based on historical return rates. We cannot assure you that actual merchandise returns will not exceed our allowances. In addition, because our allowances are based on historical return rates, we cannot assure you that the introduction of new products, increased sales over the Internet, changes in our merchandise mix or other factors will not cause actual returns to exceed return allowances. Any significant increase in merchandise returns that exceed our allowances could have a material adverse effect on our future results.

      THE SEASONALITY OF OUR BUSINESS MAY PLACE INCREASED STRAIN ON OUR OPERATIONS. We expect a disproportionate amount of our net sales to be realized during the fourth quarter of our fiscal year. Due to this seasonality, our operating results for any one period may not be indicative of our operating results for the full fiscal year. Internet usage generally slows during the summer months, and sales in almost all of our product groups usually increase significantly in the fourth calendar quarter of each year. Like other retailers, we typically make merchandising and purchasing decisions well in advance of the holiday shopping season. If we do not stock popular products in sufficient amounts or fail to have sources to timely restock popular products, such that we fail to meet customer demand, it could significantly affect our revenue and our future growth. If we overstock products, we may be required to take significant inventory markdowns or write-offs, which could reduce gross profits. A failure to optimize inventory in our U.S. fulfillment network will harm our shipping margins by requiring us to make long-zone shipments or partial shipments from one or more locations. Orders from each of our internationally focused websites are fulfilled primarily from a single fulfillment center, and we have only a limited ability to reroute orders to third parties for drop-shipping. We may experience a decline in our shipping margins due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery, especially for the holiday season. If too many customers access our websites within a short period of time due to increased holiday or other demand, we may experience system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment centers during these peak periods and third parties that provide fulfillment services to our customers may be unable to meet the seasonal demand.

      We generally have payment terms with our vendors that extend beyond the amount of time necessary to collect proceeds from our customers. As a result of holiday sales, at December 31 of each year, our cash, cash equivalents, and marketable securities balances reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). This operating cycle results in a corresponding increase in accounts payable. Our accounts payable balance could decline during the first three months following year-end, which will result in a decline in the amount of cash, cash equivalents, and marketable securities on hand.

      WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS IF PEOPLE OR PROPERTY ARE HARMED BY THE PRODUCTS WE SELL. Some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage caused by such products, and may require us to take actions such as product recalls. Certain businesses and individuals also sell products using our e-commerce platform that may increase our exposure to product liability claims, such as if these sellers do not have sufficient resources to protect themselves from such claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our suppliers and third party sellers do not indemnify us from product liability.

      WE EXPERIENCE INTENSE COMPETITION IN THE RAPIDLY CHANGING RETAIL MARKETS AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY, WE MAY NOT BE ABLE TO MAINTAIN PROFITABILITY. The e-commerce market is new, rapidly evolving and intensely competitive. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical, management and other resources than we do. Some of our competitors have and may continue to use aggressive pricing or inventory availability practices and devote substantially more resources to Web site and system development than us. We expect that competition will further intensify in the future. New technologies and the expansion of existing technologies may also increase the competitive pressure we face. Increased competition may result in reduced operating margins, loss of market share and diminished brand recognition.

      Our Direct Marketing division principally competes with a variety of department stores, sporting goods stores, discount stores, specialty retailers and other catalogs that offer products similar to or the same as our products. Many of our competitors are larger companies with greater financial resources, a wider selection of merchandise and greater inventory availability and offer the convenience of one-stop shopping. Specialty retailers, such as electronics stores, may offer only a certain category of products but often offer a wider range of selection within a particular category of product. Discount stores may offer analogous products at lower price points. We offer a more limited range of products compared to our competitors, and if we are unable to anticipate the preferences of our customers and effectively market and our BonusAmerica brand or if we experience increased competition, our business and operating results could be adversely affected.

      We may increasingly compete with major Internet retailers. Other companies in the retail and e-commerce service industries may enter into business combinations or alliances that strengthen their competitive positions. As various Internet market segments obtain large, loyal customer bases, participants in those segments may expand into the market segments in which we operate. In addition, new and expanded Web technologies may further intensify the competitive nature of online retail. As the international e-commerce channel continues to grow, our competition will likely intensify and expand to include local companies. Local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer, as well as their more established local brand name recognition.

      The U.S. retail industry, the specialty retail industry in particular, and e-commerce sector are dynamic in nature and have undergone significant changes over the past several years. The nature of the Internet as an electronic marketplace facilitates competitive entry and comparison shopping and renders it inherently more competitive than conventional retailing formats. This increased competition may reduce our sales, operating profits, or both. Our ability to anticipate and successfully respond to continuing challenges is critical to our long-term growth and we cannot assure you that we will anticipate and successfully respond to changes in the retail industry and e-commerce sectors.

      WE WOULD ALSO REALIZE SIGNIFICANT COMPETITIVE PRESSURE IF ANY OF OUR DISTRIBUTION PROVIDERS WERE TO INITIATE THEIR OWN RETAIL OPERATIONS. Since our distributors have access to merchandise at very low costs, they could sell products at lower prices and maintain a higher gross margin on their product sales than we can. In this event, our current and potential customers may decide to purchase directly from these distributors. Increased competition from any distributor capable of maintaining high sales volumes and acquiring product at lower prices than us could significantly reduce our market share.

      POOR ECONOMIC CONDITIONS MAY REDUCE CONSUMER SPENDING ON DISCRETIONARY RETAIL PRODUCTS SUCH AS THE ONES WE OFFER. Consumer spending patterns, particularly discretionary spending for products such as ours, are affected by, among other things, prevailing economic conditions, stock market volatility, threats of war, acts of terrorism, wage rates, interest rates, inflation, taxation, consumer confidence and consumer perception of economic conditions. General economic, political and market conditions, such as recessions, may adversely affect our business results and the market price of our common stock. We may not be able to accurately anticipate the magnitude of these effects on future quarterly results.

      RISKS RELATED TO OUR MEDIA AND ADVERTISING BUSINESS

      THE U.S. AND CHINESE MARKETS ARE KEY TO OUR CURRENT AND FUTURE REVENUE GROWTH, AND POLITICAL INSTABILITY IN THIS MARKET COULD REDUCE OUR REVENUE AND SERIOUSLY HARM OUR BUSINESS. After the launch of our TradeDragon and BonusChina portals, we anticipate that a significant portion of our customers and our revenues will be derived from the Chinese and U.S. markets. We believe our operations in China will continue to grow for the next several years. We believe that our current and future dependence on the U.S. and Chinese markets and their revenues is significant, and adverse political changes in the U.S. or China may harm our business and cause our revenues to decline.

      IF OUR CURRENT AND POTENTIAL CUSTOMERS ARE NOT WILLING TO USE OUR SERVICES PROVIDED BY OUR PORTALS, WE MAY NOT ATTRACT AND RETAIN A CRITICAL MASS OF CUSTOMERS. Our services will be attractive to suppliers and advertisers only if buyers use our services to identify suppliers and purchase their products. The content, products and suppliers currently available on our websites and other media or made available by suppliers may not be sufficient to attract and retain buyers. If buyers and suppliers do not accept our online services and other media, or if we are unable to attract and retain a critical mass of buyers and suppliers for our online services and other media, our business will suffer and our revenues may decrease. None of the advertisers or suppliers that currently pay to advertise on our portals are under any long-term contractual obligation to continue using our services. There is no assurance that our advertisers or suppliers will renew their contracts with us. If we cannot replace non-renewing customers with new customers, our business could be adversely affected.

      IF WE ARE NOT ABLE TO GENERATE SIGNIFICANT ADVERTISING REVENUE, WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY. Our future success will depend in part on the willingness of product manufacturers and other advertisers to advertise on our Web site. There is significant uncertainty about the demand for and market acceptance of Internet advertising. We cannot assure you that the market for Internet advertising will expand, become sustainable or that we will be able to continue to provide an attractive forum for advertisers. If the market for Internet advertising fails to develop or if we do not provide an attractive forum for advertisers, our business may not achieve profitability. Because our advertising revenues carry higher gross margins than our product sales, any decline in our advertising revenues would have a disproportionate impact on our overall gross margin. If our advertising revenues decline, we may not be able to replace these revenues through other programs or through our product sales, and we may be unable to achieve profitability.

      IF WE ARE UNABLE TO COMPETE EFFECTIVELY, WE WILL LOSE CURRENT CUSTOMERS AND FAIL TO ATTRACT NEW CUSTOMERS. Our Media and Advertising division faces intense competition. Barriers to entry are minimal, and competitors are able to launch new websites and other media at a low cost. Competition is likely to result in price reductions, reduced margins and loss of market share, any one of which may harm our business. We compete for our share of customers' marketing and advertising budgets with other online marketplaces. Competitors vary in size, geographic scope, industries served and breadth of the products and services offered. We may encounter competition from companies which offer more comprehensive content, services, functionality and/or lower prices.

      Many of our current and potential competitors may have greater financial, technical, marketing and/or other resources and experience and greater name recognition than we have. In addition, many of our competitors may have established relationships with one another and with our current and potential suppliers and buyers and may have extensive knowledge of our industry. Current and potential competitors have established or may establish cooperative relationships with third parties to increase the ability of their products to address customer needs. Accordingly, our competitors may develop and rapidly acquire significant market share.

      OUR BUSINESS COULD SUFFER IF WE ARE UNSUCCESSFUL IN MAKING, INTEGRATING, AND MAINTAINING COMMERCIAL AGREEMENTS, STRATEGIC ALLIANCES, AND OTHER BUSINESS RELATIONSHIPS. We may enter into commercial agreements, strategic alliances, and other business relationships with other companies to rent our "Opted-In" database, develop partnerships with brokers, and upon the launch of our virtual stores, provide fulfillment, customer service, inventory management, payment processing and other services. These arrangements may require substantial personnel and resource commitments by us, which may constrain the number of such agreements we are able to enter into and may affect our ability to integrate and deliver services under the relevant agreements. If we fail to implement, maintain, and develop successfully the various components of such commercial relationships, these initiatives may not be viable. The amount of compensation we receive under certain of these agreements is dependent on the volume of online traffic directed to such company's website. Therefore, if the other business's website or product or services offering is not successful, we may not receive all of the compensation we are otherwise due under the agreement or may not be able to maintain the agreement. Moreover, we may not be able to succeed in our plans to enter into additional commercial relationships and strategic alliances on favorable terms.

      As our agreements expire or otherwise terminate, we may be unable to renew or replace these agreements on comparable terms, or at all. Some of our agreements involve high margin services, such as our database rental agreements, and as such agreements expire they may be replaced, if at all, by agreements involving lower margin services. In addition, companies may experience business failures and become unable to meet their obligations to us. We may in the future enter into further amendments of these agreements or encounter other parties that have difficulty meeting their contractual obligations to us, which could adversely affect our operating results.

      WE LACK ESTABLISHED SALES AND DISTRIBUTION CHANNELS. While we have established sales and distribution channels for our Direct Marketing operations, our sales and distribution channels in China for our Media and Advertising operations are limited. We have yet to generate significant revenue from our Media and Advertising division. We cannot assure you that we will be able to develop an effective sales force with the requisite knowledge and skill to fully market our services and offerings in our Media and Advertising division. We also cannot assure you that our sales force will be able to establish distribution channels to promote market acceptance of, and create demand for, our products and services. Even as we enter into agreements with partners, we cannot assure you that our partners will devote the resources necessary to provide effective sales and promotional support for our products and services. Our ability to expand will largely depend on our ability to develop relationships with potential buy-side and sell-side businesses in the United States and China. We cannot assure you that we will be able to accomplish any or all of these objectives.

      GENERAL ECONOMIC UNCERTAINTY MAY REDUCE SPENDING FOR BUSINESS-TO-BUSINESS MARKETING AND ADVERTISING. The revenue growth and profitability of our business depends significantly on the overall demand for business-to-business media and especially online marketplace services. We believe that the markets for these services are subject to the potentially negative impact of a number of factors, including reductions in marketing expenditures by suppliers and the overall weakening of global economies. These factors may give rise to a number of market trends that adversely affect our business and revenues.

      RISKS RELATED TO OUR SECURITIES

      WE ARE CONTROLLED BY STANFORD INTERNATIONAL HOLDING CORPORATION, WHICH INCLUDES MICHAEL MAK, OUR CHIEF EXECUTIVE OFFICER, AND CARSON KWONG, ONE OF OUR DIRECTORS. Stanford International Holdings beneficially own 57.9% of the issued and outstanding shares of our common stock. Michael Mak, our Chief Executive Officer and director, and Carson Kwong, our director own 40.36% and 9.64% of Stanford. Accordingly, Mr. Mak controls the power to elect our directors, to appoint new management and to oppose actions requiring shareholder approval, such as adopting amendments to our articles of incorporation and approving mergers or sales of all or substantially all of our assets. Such concentration of ownership may have the effect of delaying or preventing a change of control even if a change of control is in the best interest of all shareholders. In addition, Mr. Mak may still effectively control our company even if his share holdings are significantly reduced. There may be instances in which the interest of our controlling shareholder may conflict with the interest of a holder of our securities. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

      OUR SECURITIES ARE ILLIQUID AND WILL BE SUBJECT TO RULES RELATING TO "PENNY STOCKS." Our common stock is listed on the Over-the-Counter Bulletin Board maintained by the National Quotation Bureau, Inc. under the symbol "BAWC". There can be no assurance that any market will continue to exist for our securities, or that our securities may be sold without a significant negative impact on the price per share. Furthermore, our securities are subject to the rules promulgated under the Securities Exchange Act of 1934 relating to "penny stocks." These rules require brokers who sell securities that are subject to the rules, and who sell to other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. Consequently, an investor would likely find it more difficult to buy or sell our securities in the open market.

      OUR FUTURE OPERATING RESULTS MAY FLUCTUATE AND CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE. Our limited operating history and the emerging nature of the markets in which we operate make it difficult to accurately predict our future revenues. Our revenue and operating profit growth depends on the continued growth of demand for the products and services offered by us, and our business is affected by general economic and business conditions throughout the world. A softening of demand, whether caused by changes in consumer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth. Terrorist attacks and armed hostilities create economic and consumer uncertainty that could adversely affect our revenue or growth. Such events could create delays in, and increase the cost of, product shipments, which may decrease demand. Revenue growth may not be sustainable and our company-wide percentage growth rate may decrease in the future.

      The factors that could cause our operating results to fluctuate include, but are not limited to:

o     fluctuations in the amount of customer spending on the Internet;

o     our ability to generate significant advertising revenues;

o     our ability to build and maintain customer loyalty;

o the introduction of new or enhanced Web pages, services, products and strategic alliances by us and our competitors;

o     price competition on the Internet or higher wholesale prices in general;

o     the success of our brand building and marketing campaigns;

o our ability to acquire merchandise, manage our product mix and inventory, and fulfill orders;

o the introduction by our competitors of websites, products, services, or improvements;

o our ability to maintain our distributor, vendor and other key corporate relationships;

o     increases in the cost of online or offline advertising;

o     unexpected increases or disruptions in shipping costs or delivery times;

o     government regulations related to use of the Internet for commerce;

o our ability to maintain, upgrade and develop our Web site, transaction processing systems and network infrastructure;

o     technical difficulties, system downtime or Internet brownouts;

o the amount and timing of operating costs and capital expenditures relating to maintaining our business, operations and infrastructure;

o general economic conditions and economic conditions specific to the Internet and online commerce;

o     additions or departures of key personnel; and

o     certain analyst reports, news, and speculation.

      Any of these events may cause our stock price to rise or fall and may adversely affect our business and financing opportunities.

      THERE IS A LIMITED PUBLIC MARKET FOR OUR SHARES AND THE TRADING VOLUME FOR OUR SHARES IS LOW WHICH MAY LIMIT YOUR ABILITY TO SELL YOUR SHARES OR PURCHASE MORE SHARES. Our common shares have been traded in the public market for a limited time and this market may not be sustained. As of the date of this Report, we have approximately 18 shareholders of record, 19,862,000 shares of our common stock issued and outstanding, 6,000,000 of which are free trading shares. However, because of the small number of shareholders and the small number of publicly tradable shares, we cannot be sure that an active trading market will develop or be sustained or that you will be able to sell or buy common shares when you want to. As a result, it may be difficult to make purchases or sales of our common shares in the market at any particular time or in any significant quantity. If our shareholders sell our common shares in the public market, the market price of our common shares may fall. In addition, such sales may create the perception by the public of difficulties or problems with our products and services or management. As a result, these sales may make it more difficult for us to sell equity or equity related securities in the future at a time or price that is appropriate.

      FUTURE SALES OF OUR COMMON SHARES COULD DEPRESS THE PRICE OF THE COMMON SHARES. Future sales of common shares by us or our existing shareholders could adversely affect the prevailing market price of the common shares. As of November 15, 2004, we had 19,862,000 common shares outstanding. Each of Stanford and Archer Pacific Management, Inc. (an affiliate of Ernest Cheung, one of our former director and officer) owns 11,500,000 shares or approximately 57.9% and 2,351,380 or approximately 11.84%, respectively, of our issued and outstanding common stock. Approximately 13,862,000 are "restricted securities" which can be resold in the public market only if registered with the Securities and Exchange Commission or pursuant to an exemption from registration.

      We cannot predict what effect, if any, that future sales of such restricted shares or the availability of shares for future sale, will have on the market price of the common shares from time to time. Sales of substantial amounts of common shares in the public market, or the perception that such sales could occur, could adversely affect prevailing market prices for the common shares and could impair our ability to raise additional capital through an offering of our equity securities.

      WE DO NOT INTEND TO PAY CASH DIVIDENDS ON OUR COMMON STOCK. We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We anticipate that profits, if any, received from operations will be devoted to our future operations.

                              RELATED TRANSACTIONS

      Employment Agreement

      On January 1, 2004, we entered into a binding letter of employment with Michael Mak, our chief executive officer, which provides for an annual salary of $100,000, plus bonuses of up to 1% of base salary. We intend to enter into a long-form employment agreement with Mr. Mak in the near future.

      During the nine months ended September 30, 2004, our chief executive officer was paid $38,250. Management believes that the estimated fair value of his salary over the same period of time was approximately $75,000. Accordingly, management provided additional compensation expense of $36,750 in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2004.

      Premises

      On March 1, 2004, we began renting warehouse and office facilities consisting of approximately 5,000 square feet from Stanford (which leases the premises from Anjac) on a month-to-month basis at $6,000 per month. In July, 2004, our monthly rental obligation decreased to $3,500. During the nine months ended September 30, 2004, payments to Stanford related to rent were $37,110.

      Database Rentals

      We rent our customer database to other divisions of Stanford. Rents charged are based on 15% of revenues generated from the use of the database by Stanford's other divisions. During the nine months ended September 30, 2004 and 2003, we received $13,602 and $0, respectively, from Stanford and other affiliates in connection with database rentals. This arrangement is terminable by us upon notice to Stanford.

      Leasing of Professional Staff

      On February 12, 2004, we entered into an oral agreement to lease from Stanford certain employees. Pursuant to the terms of the agreement, we would pay a portion of the leased employee's compensation costs based upon the percentage of employee hours used by us in 2003. In connection therewith, Stanford charged us 68% of its total employee costs from January to March 2004. In April 1, 2004, we started paying our own employment cost, and we ceased to lease professional staff from Stanford. During the nine months ended September 30, 2004 and 2003, we incurred approximately $174,145 and $693,783, respectively, related to the leasing of professional staff.

      Fixed Assets Rentals

      On February 20, 2004, we agreed to lease property and office and other equipment from Stanford based on a reasonable and agreed upon charge. Lease charges were approximately 25% of the depreciation expense in 2003. The same percentage is used for 2004 since the agreement between us and Stanford includes no agreed upon percentage. During the nine months ended September 30, 2004 and 2003, fixed asset rental income was $13,050 and $13,125, respectively. We intend to continue leasing the property and office and other equipment in the near future.

      Amounts due from affiliate

      We have a commitment to receive $250,000 from Stanford to support operations in the form of a promissory note. The note bears an interest rate of prime plus 1% and is currently due on demand. As of September 30, 2004, Stanford paid $127,000 of the $250,000 commitment. The amount due to the Company from Stanford is $123,000, excluding interest. As of the date of this Report, Stanford has paid in full the $250,000 commitment.

      During the nine months ended September 30, 2004, we advanced the amount of $25,000 on an interest-free to Stanford. This amount was repaid in full as of September 30, 2004.

      "AHNSER" Private Label Products

      We purchase consumer electronics and hardware sold under Stanford's private label "AHNSER," which products are sold under our BonusAmerica.com website. We are not a party to any long term purchase agreements and may elect to cease marketing "AHNSER"products at any time. We intend to expand our"AHNSER"offerings in the near future. As of the date of this Report, we have derived nominal revenues from our sale of "AHNSER" products.

      Settlement of note receivable and note payable to related party

      Since our inception, Mr. Fred Tse (our former director and officer) and Archer Pacific Management Inc., an affiliate of Ernest Cheung (one of our former directors and officers), advanced to us several interest free, demand loans in the total sum of $158,516, which were used for organizational and start-up costs and operating capital. On June 30, 2004, we entered into an assignment agreement with each of Mr. Tse and Archer Pacific Management, Inc. pursuant to which we assigned to Mr. Tse and Archer Pacific Management, Inc., a $25,000 and a $160,000 note receivable, respectively, in settlement of such interest free, demand loans. The excess of receivables assigned to the amounts due of $26,483 was recorded as interest expense.

      Promissory Notes

      On April 1, 2004, we issued a note receivable of $50,000 to an unrelated entity. The note was due prior to July 10, 2004 and did not bear any interest. This note was paid in full in July, 2004.

      During fiscal year 2003, interest income of $9,600 (2002 - $2,068) was earned from a company controlled by an individual related to one of our former directors. At year-end, this amount remained unpaid and accounted for as an accounts receivable.

      During fiscal year 2003, rent of $4,165 (2002 - $3,423) was charged by a company wholly owned by one of our former directors. As of September 30, 2004, this amount remained unpaid and is accounted for as an accounts payable and accrued liabilities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Reports on Form 8-K:

      On October 29, 2004, we filed a Report on Form 8-K disclosing the appointment of John Leper to our Board of Directors and to serve as our Secretary in replacement of Ernest Cheung.

      On October 15, 2004, we filed a Report on Form 8-K disclosing the resignation of Fred Tse and Stephen Kenwood from our board of directors.

      (b)   Exhibits

            3.1 Articles of Incorporation filed with the Nevada Secretary of State on February 1, 2002 (Exhibit 3.1 to Registration Statement on Form SB-2 filed with the Commission on April 25,
                  2002)

            3.2 First Amendment to Articles of Incorporation filed with the Nevada Secretary of State on May 20, 2004 (Exhibit 3.1 to Form 8K/A filed with the Commission on May 26, 2004)

            3.3 Bylaws (Exhibit 3.4 to Registration Statement on Form SB-2 filed with the Commission on April 25, 2002)

            3.4 Amended Bylaws (Exhibit 3.2 to Form 10Q-SB filed with the Commission on February 19, 2003)

            4.1 Form of Stock Certificate (Exhibit 4.1 to Registration Statement on Form SB-2 filed with the Commission on April 25,
                  2002)

            4.2 Form of Subscription Agreement (Exhibit 99.1 to Form SB-2 filed with the Commission on April 25, 2002)

            4.3 Demand Promissory Note in the principal amount of US$100,000, dated April 3, 2002 from the Company in favor of Archer Pacific Management Inc. (Exhibit 4.2 to Form SB-2 filed with the Commission on April 25, 2002)

            4.4 Demand Promissory Note in the principal amount of US$39,010.97, dated March 8, 2002 from the Company in favor of Archer Pacific Management Inc. (Exhibit 4.3 to Form SB-2 filed with the Commission on April 25, 2002)

            4.5 Demand Promissory Note in the principal amount of US$19,506.16, dated March 8, 2002 from the Company in favor of Fred Tse (Exhibit 4.4 to Form SB-2 filed with the Commission on April 25, 2002)

            10.1 Assignment, dated June 30, 2004, between the Company and Archer Pacific Management Inc.

            10.2 Assignment, dated June 30, 2004, between the Company and Fred Tse.

            10.3 Share Exchange Agreement (Exhibit 10.1 to Form 8-K filed with the Commission on March 9, 2004)

            14.1  Code of Ethics

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BonusAmerica Worldwide Corp.
                                       (Registrant)

Date: November 22, 2004                By: /s/ Michael Mak
                                       Chief Executive Officer and Director



Date: November 22, 2004                By: /s/ Michael Mak
                                       Chief Financial Officer