Form 10QSB/A
period 2004-09-30
BONUSAMERICA WORLDWIDE CORP.
filed 2004-11-23
CIK 1171689

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1

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

                                TABLE OF CONTENTS

Condensed Consolidated Balance Sheet As Of September 30, 2004         F-1
(Unaudited)

Condensed Consolidated Statements Of Operations For The Three         F-2
Months And Nine Months Ended September, 2004 And 2003 (Unaudited)

Condensed Consolidated Statement Of Cash Flows For The Three And      F-3
Nine Months Ended September 30, 2004 And 2003 (Unaudited)

Notes To Condensed Consolidated Financial Statements (Unaudited)      F-4

  BonusAmerica Worldwide Corp. (formerly Longbow Mining Corp.) and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                   (unaudited)

                                                                            September 30, 2004
                                                                                -----------
ASSETS

Current assets:
     Cash and cash equivalents                                                  $   202,509
     Accounts receivable                                                            294,684
     Inventories                                                                    154,949
     Note receivable from related party                                             160,000
     Amount due from affiliate                                                      123,000
     Prepaid and other                                                              144,734
     Restricted cash                                                                 50,000
                                                                                -----------
                      Total current assets                                        1,129,876

Property, plant, and equipment, net accumulated depreciation of $150,301            154,708
Deferred tax asset                                                                   14,212
Intangible assets, net accumulated amortization of $232,608                         386,133
                                                                                -----------
                      Total assets                                              $ 1,684,929
                                                                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $   228,064
     Accrued liabilities                                                             35,754
     Amounts due to related parties                                                 158,517
     Other current liabilities                                                       69,412
                                                                                -----------
                      Total current liabilities                                     520,358
                                                                                -----------

Commitments and contingencies (Note 3)

Stockholders' equity
     Common stock, $0.001 par value; 75,000,000 shares authorized; 19,862,000
        issued and outstanding                                                       19,862
     Additional paid-in capital                                                   1,219,095
     Accumulated deficits                                                           (45,775)
                                                                                -----------
                      Total stockholders' equity                                  1,164,571
                                                                                -----------
                      Total liabilities and stockholders' equity                $ 1,684,929
                                                                                ===========

     See accompanying notes to condensed consolidated financial statements.

  BonusAmerica Worldwide Corp. (formerly Longbow Mining Corp.) and Subsidiaries
                 Condensed Consolidated Statement of Operations
                                   (unaudited)

                                                        Three Months Ended                     Nine Months Ended
                                            September 30, 2004  September 30, 2003  September 30, 2004 September 30, 2003
Revenues:
Product sales                                      429,795             797,875          2,015,173          2,331,260
Advertising and list rentals                       427,559              84,346            683,901            259,283
                                              ------------        ------------       ------------       ------------
     Total revenues                                857,354             882,221          2,699,074          2,590,543

Cost of product sales                              244,713             368,115          1,112,695          1,072,719
                                              ------------        ------------       ------------       ------------

     Gross profit                                  612,641             514,106          1,586,379          1,517,824

Selling and marketing expenses                      50,338              94,358            228,424            408,845
General and administrative expenses                584,793             354,301          1,131,318          1,059,126
Amortization of intangible assets                   51,545              27,734            142,258             56,307
                                              ------------        ------------       ------------       ------------

Operating income (loss)                            (74,035)             37,713             84,379             (6,454)

Other income                                         7,498               4,375             22,492             13,125
                                              ------------        ------------       ------------       ------------
Income (loss) before provision for
  income taxes                                     (66,537)             42,088            106,871              6,671

Provision for income taxes                         (28,611)              4,712             42,665                747
                                              ------------        ------------       ------------       ------------

     Net income (loss)                        $    (37,926)       $     37,376             64,206       $      5,924
                                              ============        ============       ============       ============

Earnings (loss) per common share:
Basic and diluted:
     Net income (loss) per common share       $      (0.00)       $       0.00               0.00       $       0.00
                                              ============        ============       ============       ============
Weighted average number of common
shares outstanding                              19,862,000          11,500,000         18,003,778         11,500,000

     See accompanying notes to condensed consolidated financial statements.

  BonusAmerica Worldwide Corp. (formerly Longbow Mining Corp.) and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                  Nine Months Ended
                                                                      September 30, 2004     September 30, 2003
                                                                        -------------           -------------
Cash flows from operating activities:
         Net income                                                     $      64,206           $       5,924
         Adjustments to reconcile net income to net
            cash provided by (used in) operating activities:
               Depreciation and amortization                                  191,559                 114,246
               Fair value of services provided by officer                          --                  24,500
               Changes in operating assets:
                     Accounts receivable                                     (158,385)               (113,150)
                     Inventories                                               99,221                      --
                     Other current assets                                    (133,066)                (91,874)
                     Accounts payable                                         216,087                      --
                     Accrued liabilities                                       90,954                     747
                                                                        -------------           -------------
                     Net cash provided by (used in) operating                 370,576                 (59,607)
                     activities
                                                                        -------------           -------------

Cash flows from investing activities:
         Purchases of equipment                                              (108,598)                (45,329)
         Cash paid for intangible assets                                     (186,522)               (358,705)
         Cash received in acquisition                                              53                      --
                                                                        -------------           -------------
                     Net cash used in investing activities                   (295,067)               (404,034)
                                                                        -------------           -------------

Cash flows from financing activities:
         Contributions from Stanford                                               --                 463,641
         Amount due from affiliate                                            127,000                      --
                                                                        -------------           -------------
                     Net cash provided by financing activities                127,000                 463,641

Net change in cash                                                            202,509                      --

Cash, beginning of period                                                          --                      --
                                                                        -------------           -------------

Cash, end of period                                                     $     202,509           $          --
                                                                        =============           =============

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

 BonusAmerica Worldwide Corp. (formerly Longbow Mining Corp.) and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

Segment information is as follows for the nine months ending September 30, 2004 and September 30, 2003:

September 30, 2004

                                      Product sales                     Advertising and
                                Wholesale           Retail               list rentals              Corporate            Total
-------------------------     -------------       -----------          -----------------           ---------         ----------
Total revenues             $     827,424     $     1,187,749     $          683,901          $         -         $    2,699,074
-------------------------     -------------       -----------          -----------------           ---------         ----------
Operating income (loss)          379,500           (328,653)                33,532                     -               84,379
-------------------------     -------------       -----------          -----------------           ---------         ----------
Total assets               $        -        $     1,440,754     $          244,175          $         -         $    1,684,929
-------------------------     -------------       -----------          -----------------           ---------         ----------


September 30, 2003

                                          Product sales                  Advertising and
                                  Wholesale              Retail            list rentals          Corporate              Total
-------------------------       -------------         -----------       -----------------        ---------           ----------
Total revenues             $          -          $     2,331,260     $       259,283       $         -          $     2,590,543
-------------------------       -------------         -----------       -----------------        ---------           ----------
Operating income (loss)               -                  72,411              (78,865)                -                 (6,454)
-------------------------       -------------         -----------       -----------------        ---------           ----------
Total assets               $          -          $      650,984      $       121,466       $         -          $      772,450
-------------------------       -------------         -----------       -----------------        ---------           ----------


Segment information is as follows for the three months ending September 30, 2004 and September 30, 2003:

September 30, 2004
-------------------------           -------------        -----------       -----------------          ---------         ----------
                                              Product sales                 Advertising and
                                      Wholesale            Retail            list rentals             Corporate           Total
-------------------------           -------------        -----------       -----------------          ---------         ----------
Total revenues                  $         -         $      429,795      $       427,559        $          -         $    857,354
-------------------------           -------------        -----------       -----------------          ---------         ----------
Operating income (loss)         $         -         $     (87,388)      $       13,353         $          -         $    (74,035)
-------------------------           -------------        -----------       -----------------          ---------         ----------

 BonusAmerica Worldwide Corp. (formerly Longbow Mining Corp.) and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

September 30, 2003

-------------------------           -------------        -----------       -----------------      ---------       ----------
                                              Product sales                 Advertising and
                                      Wholesale            Retail            list rentals         Corporate          Total
-------------------------           -------------        -----------       -----------------      ---------       ----------
Total revenues                  $         -         $      797,875      $       84,346        $       -        $    882,221
-------------------------           -------------        -----------       -----------------      ---------       ----------
Operating income (loss)                   -         $      48,720       $      (11,007)               -        $    37,713
-------------------------           -------------        -----------       -----------------      ---------       ----------

Note 3 - Commitments and Contingencies

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

         (b) Exhibits

         3.1 Articles of Incorporation filed with the Nevada Secretary of State on February 1, 2002 (Exhibit 3.1 to Registration Statement on Form SB-2 filed with the Commission on April 25, 2002)
         3.2 First Amendment to Articles of Incorporation filed with the Nevada Secretary of State on May 20, 2004 (Exhibit 3.1 to Form 8K/A filed with the Commission on May 26, 2004)
         3.3 Bylaws (Exhibit 3.4 to Registration Statement on Form SB-2 filed with the Commission on April 25, 2002)
         3.4 Amended Bylaws (Exhibit 3.2 to Form 10Q-SB filed with the Commission on February 19, 2003)
         4.1 Form of Stock Certificate (Exhibit 4.1 to Registration Statement on Form SB-2 filed with the Commission on April 25, 2002)
         4.2 Form of Subscription Agreement (Exhibit 99.1 to Form SB-2 filed with the Commission on April 25, 2002)
         4.3 Demand Promissory Note in the principal amount of US$100,000, dated April 3, 2002 from the Company in favor of Archer Pacific Management Inc. (Exhibit 4.2 to Form SB-2 filed with the Commission on April 25, 2002)
         4.4 Demand Promissory Note in the principal amount of US$39,010.97, dated March 8, 2002 from the Company in favor of Archer Pacific Management Inc. (Exhibit 4.3 to Form SB-2 filed with the Commission on April 25, 2002)
         4.5        Demand Promissory Note in the principal amount of US$19,506.
                    16, dated March 8, 2002 from the Company in favor of Fred Tse (Exhibit 4.4 to Form SB-2 filed with the Commission on
                     April 25, 2002)
         10.1 Assignment, dated June 30, 2004, between the Company and Archer Pacific Management Inc. (Exhibit 10.1 to Form 10Q-SB filed with the Commission on November 22, 2004).
         10.2 Assignment, dated June 30, 2004, between the Company and Fred Tse (Exhibit 10.2 to Form 10Q-SB filed with the Commission on November 22, 2004).
         10.3 Share Exchange Agreement (Exhibit 10.1 to Form 8-K filed with the Commission on March 9, 2004)
         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BonusAmerica Worldwide Corp.
                                           (Registrant)

Date: November 23, 2004                    By: /s/ Michael Mak
                                           Chief Executive Officer and Director

Date: November 23, 2004                    By: /s/ Michael Mak
                                           Chief Financial Officer