Form 10KSB
period 2004-12-31
BONUSAMERICA WORLDWIDE CORP.
filed 2005-04-15
CIK 1171689

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number 0-24635

                           --------------------------

                          BONUSAMERICA WORLDWIDE CORP.
                 (Name of Small Business Issuer in Its Charter)

                Nevada                                       75-3026459
     (State or Other Jurisdiction of                       (I.R.S. Employer
      Incorporation or Organization)                     Identification No.)

            834 S. Broadway, 5th Floor, Los Angeles, California 90014 (Address of Principal Executive Offices, including Zip Code)

                    Issuer's Telephone Number: (213) 243-1505

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock ($0.001 par value)

                                (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_| ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for the fiscal year ended December 31, 2004 were $4,465,534.

      The aggregate market value of the issuer's common stock held by nonaffiliates of the issuer as of April 12, 2005, when the last sale price of the issuer's common stock was $0.02 as reported by the OTC Bulletin Board, was approximately $167,240.

      There were 19,862,000 shares of the issuer's common stock, $0.001 par value per share, outstanding as of April 12, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.

                          BonusAmerica Worldwide Corp.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2004

                                      INDEX

PART I............................................................................................................1

   ITEM 1. Description of Business................................................................................1
   ITEM 2. Description of Properties.............................................................................20
   ITEM 3. Legal Proceedings.....................................................................................20
   ITEM 4. Submission of Matters to a Vote of Security Holders...................................................20

PART II..........................................................................................................21

   ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity
               Securities........................................................................................21
   ITEM 6. Management's Discussion and Analysis or Plan of Operation.............................................21
   ITEM 7. Financial Statements..................................................................................26
   ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................41
   ITEM 8A.  Controls and Procedures.............................................................................41
   ITEM 8B.  Other Information...................................................................................41

PART III.........................................................................................................41

   ITEM 9. Directors and Executive Officers of the Registrant....................................................41
   ITEM 10. Executive Compensation...............................................................................43
   ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......43
   ITEM 12. Certain Relationships and Related Transactions.......................................................44
   ITEM 13. Exhibits and Reports on Form 8-K.....................................................................46
   ITEM 14.  Principal Accountant Fees and Services..............................................................47

SIGNATURES.......................................................................................................48

                                     PART I

ITEM 1. Description of Business

                           Forward-Looking Statements

This Annual Report and our public documents to which we refer contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, we may make forward-looking statements orally in the future by or on behalf of the Company. When used, the words "believe," "expect," "will," "can," "estimate," "anticipate" and similar expressions are intended to identify forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth herein under the caption "Risk Factors," as well as others not now anticipated.

History

We were incorporated in the state of Nevada on February 1, 2002 under the name Longbow Mining, Inc. Prior to March 1, 2004, we were engaged in acquisition and exploration of mineral properties and evacuation of minerals located in British Columbia, Canada.

On March 1, 2004, we purchased BonusAmerica Corporation, a California corporation, or BAC, a wholly-owned subsidiary of Stanford International Holding Corporation, a California corporation, or Stanford, from Stanford. In connection with the transaction, we issued 5 million shares of restricted common stock and Archer Pacific Management, Inc., an affiliate of Ernest Cheung (one of our founders) and Fred Tse (or one of his affiliates) transferred 6.5 million shares of our restricted common stock held by them to Stanford for all of the issued and outstanding shares of BAC. As a result of this transaction, Stanford became the beneficial owner of 57.9% of our then issued and outstanding shares of common stock and BAC became our wholly-owned subsidiary. Stanford is owned by Michael Mak, our current President, Chief Executive Officer and director, Carson Kwong, a former director, and Steven Wong. Michael Mak is also the Chief Executive Officer of Stanford and has the power to direct Stanford's votes. Our common stock is currently trading on the Over-the-Counter Bulletin Board under the symbol "BAWC."

Effective May 12, 2004, (i) Fred Tse resigned as our President and Chief Executive Officer and the Board of Directors appointed Michael Mak to serve as our President, Chief Executive Officer and director; and (ii) Carson Kwong was appointed to serve on our Board of Directors in connection with the acquisition. Effective October 13, 2004, Stephen Kenwood and Fred Tse resigned from their positions as our directors. Effective October 26, 2004, John A. Leper was appointed to serve on our Board of Directors and to serve as Secretary as replacement for Ernest Cheung. Effective December 29, 2004, Carson Kwong resigned from his position as a director and Kam Chuen Lau was appointed to fill the vacancy created by Mr. Kwong's departure. Currently, our board of directors consists of Michael Mak, who is also our President and Chief Executive Officer, Kam Chuen Lau and John A. Leper, who is also our Secretary. We are in the process of searching for qualified personnel to serve as our Chief Financial Officer. Until such time, Michael Mak is serving as our interim Chief Financial Officer.

Effective May 12, 2004, we changed our name from Longbow to BonusAmerica Worldwide Corporation.

During March 2004, we formed Sino Trade - Intelligent Development Corp. LTD., or Sino Trade, under the laws of Hong Kong. The purpose of Sino Trade is to provide additional support to our business-to-business trade operations in China and the United States.

Currently

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

We have experienced an overall increase in revenue for the 12 months ending December 31,2004. The increase was primarily derived from a 295% increase in revenue from our Media and Advertising division.

We experienced a 26% decrease in revenue from our Online Retailing division. The decrease was a result of plans to shift our resources and management focus to our Media and Advertising division.

While revenues and profits have increased over the 12 month period, we have not yet been able to raise the additional capital required to execute many components of our overall business plan. Hence, significant planning changes have been decided upon and are at the time of this Report in the process of being implemented.

Most significant of the aforementioned planning changes are as follows: 1) move a portion of our operations to China to benefit from lower operating costs, 2) cut back our Online Retailing business and reduce the associated overhead and inventory purchasing accordingly, 3) spread out the rollout of the TradeDragon international business-to-business trade portal and reduce support staff accordingly, 4) suspend indefinitely the operations of our More2Save, RateandSave and CouponsRewardsSavings websites and reduce operating costs accordingly, and 5) suspend indefinitely any activity related to virtual stores.

Our operations can be divided into two active divisions:

      o Online Retailing: We merchandise, market, sell and distribute a wide variety of products which include household products, electronics, fashion accessories, personal interest items and other general merchandise (including consumer electronics and hardware under the private label "AHNSER") on our website at www.bonusamerica.com to our customers in an "Opted-In" database of approximately 15,000,000 e-mail and approximately 3,000,000 postal addresses.

      o Media and Advertising: We derive revenue from the rental of e-mail and postal address lists to selected other marketers, and from selling advertising space on our various Internet marketing portals. We have suspended the operations of three of our portals --
            www.More2Save.com,              www.RateandSave.com              and
            www.CouponsRewardsSavings.com -- until management believes the proper funding is available to operate them profitably. In the fourth quarter of 2004 we launched TradeDragon, our international Business-to-Business trade portal which links member businesses that are interested in developing or expanding operations in the United States and China markets, with complementary members of TradeDragon. We intend to launch www.BonusChina.com an online entertainment, information and services portal in China when funding is available to do so.

During the first two quarters of 2004 we transacted some wholesale business. There was no wholesaling business in the last two quarters of the year and management does not plan to do any further wholesale business in the future.

In addition to our Los Angeles operations, we also have an office in Hong Kong, which serves as our communications center in Asia. Our Hong Kong office provides product sourcing services to our merchandising team in Los Angeles. We believe that this international product sourcing-merchandising relationship enables us to bring many leading edge products to our BonusAmerica customers.

We have also established a wholly-owned subsidiary, Sino Trade - Intelligent Development Corp. LTD., an organization formed under the laws of Hong Kong, or Sino Trade, to provide infrastructure support for our operations in China and Hong Kong and to help generate sales for our Media and Advertising business in Hong Kong and China. Sino Trade has been successful in generating revenue and profit in the fourth quarter of 2004. Through Sino Trade, we operate five offices in mainland China and one office in Hong Kong. Our offices in China are located throughout the Guangdong Province, the manufacturing center that was responsible for approximately 35% of China's total exports for 2004. The sixth office is located in Hong Kong and serves as our China communications hub. Communications between this Hong Kong office and the U.S. headquarters in Los Angeles allows for seamless international business operations. Corporate management and strategy, marketing, IT and US Sales are handled in the U.S. office while China marketing, sales and product sourcing and production are executed and managed by our offices located in China. We currently serve customers within the U.S., Hong Kong, China, and Canada.

Online Retailing

We established our Online Retailing division in 2002 through our BonusAmerica web site located at www.BonusAmerica.com. The BonusAmerica website offers a collection of low cost ($9.99 - $99.99) household products, electronics, fashion accessories, personal interest items and other general merchandise directly to retail and wholesale consumers located in the United States. With special offers and bonuses, BonusAmerica attempts to attract potential subscribers to "Opt-In" to our database to receive future offers. Subscribers that make an actual purchase or requested additional information are added to our email database and our postal database of land addresses. The typical BonusAmerica subscriber is Web savvy, value minded, 35+ years old with an annual income that exceeds $40,000.

In the fourth quarter of 2003, we began marketing and selling general merchandise such as consumer electronics and hardware which are marketed under the private label "AHNSER." AHNSER products are sold through our BonusAmerica website to our "Opted-In" consumers. As of the date of this Report, we have not derived significant revenue from sales of AHNSER products on the BonusAmerica website.

We believe that one of the distinguishing competitive features of our BonusAmerica website is our Opted-In database. We market directly to our database of Opted-In subscribers, which contains approximately 15 million Opted-In e-mail addresses and 3 million Opted-In postal addresses. Our Opted-In database consists of subscribers and other parties who have voluntarily elected to become a BonusAmerica subscriber or to otherwise receive information from us. We believe that our expertise, experience, infrastructure and ability to build, expand and manage a large customer database, as well as the database itself, are major assets.

We believe that our BonusAmerica website possesses the following competitive features, which enables us to offer the latest products from overseas to North American customers at a low price point:

      o We are able to source products directly from the world's low-cost manufacturers and offer them to our subscribers at low prices (usually below $100, free shipping included).
      o Our products reach the shelf quickly because of our direct link to our suppliers.
      o     We offer exciting promotions such as a free gift with every order.
      o     We offer a selection of 60-80 items, which are updated constantly.
      o Operations and customer relations are handled by an in-house staff with a goal of a 48-hour turnaround.

We were profitable in our first two full years of operations. For the twelve month period ended December 31, 2003, we generated revenue of $3,711,074 and net income of $282,731. For the twelve month period ended December 31, 2004, we generated revenue of $4,465,534 and net income of $473,950. For the twelve month period ended December 31, 2004, our Online Retailing division accounted for approximately 53% of our total revenue, with retail product sales accounting for approximately 34% and wholesale product sales accounting for approximately 19% of our total revenue. Because we have not yet raised the funds necessary to expand this business, we are expecting a reduction in online retail sales over the next 12 month period.

Media and Advertising Division

In 2003, we began operations of our online media and advertising distribution network. We generate media and advertising revenue by charging advertisers for:
(i) distributing their  advertisements on our online shopping and coupon portals
(B2C); and (ii) allowing them to market directly to our subscribers in our Opted-In database who have opted to receive offers such as those offered by the advertisers. Our media and advertising division initially included www.CouponsRewardsSavings.com, which is currently inactive. Based upon our original success with www.CouponsRewardsSavings.com, we expanded our media and advertising division and developed the following suite of online businesses that make up our advertising distribution network:

      o Consumer Database Rentals (marketing to subscribers in our Opted-In database);
      o     TradeDragon;
      o     CouponsRewardsSavings.com coupon portal (currently inactive);
      o     More2Save.com coupon portal (currently inactive);
      o     RateAndSave shopping portal (currently inactive);
      o     BonusChina.com   entertainment,   information  and  services  portal
            (planned); and
      o     Virtual Stores (plans suspended).

With the exceptions of TradeDragon and Customer Database rentals each of our Advertising Distribution components listed above will remain inactive until management determines that adequate resources are available to operate them profitably.

Consumer Database List Rentals. We have a proprietary and growing "Opted-In" subscriber database of approximately 15 million e-mail and over 3 million postal addresses. Selected advertisers are charged a rental fee each time one of their sales messages is delivered to an Opted-In subscriber. We charge advertisers a per email or postal address fee which varies depending upon the level of screening desired by the advertiser.

TradeDragon. TradeDragon was launched in the fourth quarter of 2004 and is a B2B trade portal that connects businesses that desire to trade between China and the United States. Supplier members are charged a membership fee to participate in TradeDragon. TradeDragon members connect with each other through the TradeDragon.com website, which allows them to search for buyers and suppliers that match their specific requirements.

TradeDragon initially will target: (i) U.S.-based buyers seeking to buy from suppliers in China; and (ii) China-based suppliers seeking to sell to the United States. Thereafter, we intend to target U.S.-based businesses that desire to conduct business in China through the export of goods and services and/or establish partnership arrangements with retailing or selling partners in China. Through our proprietary system called DragonDynamics, we are able to drive both buyer and seller side traffic to our TradeDragon portal. We intend to generate revenue from companies that wish to sell to or partner with companies in the U.S. and/or China through the sale of TradeDragon memberships and ancillary products and services. Memberships, products and services are sold via direct marketing, trade publication advertising and through our existing sales force of 35 salespeople who are located throughout six sales offices in China.

TradeDragon members benefit from our proprietary business system, DragonDynamics(TM), which drives custom-tailored online business traffic to each individual member based on that member's specific requirements. DragonDynamics(TM) was developed internally by us based on a combination of our proprietary industry knowledge and our direct marketing expertise and other trade secrets.

TradeDragon was launched on schedule . The website is active. Because the company has not yet raised the funding necessary to implement a full rollout, management expects minimal sales until such a rollout can be funded.

CouponsRewardsSavings.com Portal (Inactive). Our CouponsRewardsSavings.com website was established in 2003 and was the original business in our media and advertising distribution network. This web site attracted visitors with discounts, free gifts and other promotions. We generated revenue by charging advertisers each time a visitor opts to receive information (usually an online coupon or special offer) from that advertiser. This method of online advertising is referred to as "co-registration." Past advertisers include the Professional Career Development Institute, GoToMyPC, Financial Cents News, USA Platinum, ClearCredit, JDate.com, Home Business Matchmaker and Reunion.com. This portal is indefinitely inactive and will remain so unless or until management determines that adequate resources are available to operate the portal profitably.

More2Save.com Portal (Inactive). More2Save.com is an online coupon portal that offers shoppers coupons, rewards and savings. We generate revenue by charging advertisers that post coupons on the website. To receive the coupons, shoppers must signup (free of charge) and complete a one-time demographic survey. Over 200 coupons were available to consumers at the initial launch of this website in October 2004. This portal is indefinitely inactive and will remain so unless or until management determines that adequate resources are available to operate the portal profitably.

RateandSave.Com Shopping Portal (Inactive). RateAndSave.com is a consumer-shopping portal that helps consumers find the best prices on products they are seeking. The business generates revenue from advertisers via a cost-per-click bidding model. Through this pay-for-placement bidding system, merchants enter bids for select advertising positions based on product category. When a consumer searches for an item, the merchant with the highest bid for that product category gets top placement in the search result. We anticipate that merchants who are motivated by the desire for top search ranking will drive the advertising revenue in the RateAndSave model. RateandSave.com was launched in October 2004. This portal is indefinitely inactive and will remain so unless or until management determines that adequate resources are available to operate the portal profitably.

BonusChina.com Portal (Planned). BonusChina will be an online portal and will provide entertainment, information and services to the consumer market in China. We intend to generate revenue by selling advertising space and services to consumers and advertisers. We believe that our experience in direct marketing, our relationships with companies in China and the U.S., our understanding of the Chinese culture and our local presence in China will enable us to duplicate our success in the Chinese Internet market. This portal will remain in the planning stage until management determines that adequate resources are available to implement and operate the portal profitably.

Virtual Stores (Plans Suspended). We intend to establish a virtual store which will provide international suppliers with limited U.S. onshore capabilities with the support necessary to service customers in the United States such as sales and marketing, warehousing, ordering and shipment and administration. Management has determined to suspend any activity related to virtual stores.

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

For the twelve months ended December 31, 2004, our Media and Advertising division accounted for 47% of our total revenues. We have not yet generated significant revenue from our RateandSave.com and More2Save.com websites.

Given the success of our Media and Advertising business in Hong Kong and China, and the potential for future growth therein, management intends to concentrate resources in this area and as such, in the foreseeable future, plans to expand the Media and Advertising business, particularly in Hong Kong and China, as a means of generating profit.

Sales and Marketing Plan

Management is concentrating the Company's limited marketing budget on the sales of its Media and Advertising services, particularly in Hong Kong and China where success has already been demonstrated. These services are sold by the sales force in China with support from a small staff in the Los Angles office.

A full marketing plan is in place for TradeDragon but has not been launched. Management will launch the TradeDragon marketing plan when and if sufficient funds and resources are available.

The company will continue minimal marketing for online retailing through BonusAmerica websites.

Our Competitors

We face intense competition in our current operating divisions: Online Retailing and Media and Advertising. Many of our competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources than we do. Our BonusAmerica.com business directly competes with direct marketers such as Sharper Image (an international and national specialty retailer-NASDAQ:SHRP) and Hammacher Schlemmer (a New York based catalog specialty retailer). Our More2Save (currently inactive) online coupon and media distribution business competes with CoolSavings (an online direct marketing and media company-OTCBB:CSAV). Our RateandSave.com (currently inactive) shopping portal competes with Shopping.com (an online comparison shopping service) and BizRate.com (an online shopping search engine). Our TradeDragon.com business trading portal competes with Alibaba.com (a global trade portal and provider of online marketing services for importers and exporters) and GlobalSources.com (a business-to-business media company that facilitates global trade, focusing on the China market-NASDAQ: GSOL).

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

Seasonality

Except for our business related to our TradeDragon portal, our business is highly seasonal, with sales peaks in the end-of-year holiday shopping seasons as well as for Mother's Day, Father's Day and graduation gift-gift giving. A substantial portion of our total revenues, and all or most of our net earnings, occur in our fourth fiscal quarter ending December 31. We generally experience lower revenues during the other quarters and, as is typical in the retail industry, have incurred and may continue to incur losses in these quarters. In addition, similar to many retailers, we make merchandising and inventory decisions for the holiday season well in advance of the holiday selling season. Accordingly, unfavorable economic conditions or deviations from projected demand for products during the fourth quarter could have a material adverse effect on our financial position or results of operations for the entire fiscal year. The fourth quarter accounted for 40% of total revenues in fiscal year 2004. In addition, the fourth quarter accounted for a substantial portion of our net earnings in 2004.

Facilities

On March 1, 2004, we began renting warehouse and office facilities consisting of approximately 5,000 square feet from Stanford (which leases the premises from Anjac) on a month-to-month basis at $6,000 per month. In July, 2004, our monthly rental obligation decreased to $3,500. During the twelve months ended December 31, 2004, payments to Stanford related to rent were $47,610.

Employees

As of December 31, 2004, we employed approximately 70 associates, approximately 95% of whom were full-time. We consider our associate relations to be good.

Available Information

Our Internet address is www.BonusAmerica.com/bacorp. Information on our Web site is not incorporated into this annual report.

                                  RISK FACTORS

The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of the Company.

                     Risks Related To Our General Operations

We Will Need Additional Capital Immediately to Expand and Develop Our Business. We are presently only generating minimal revenue from our Online Retailing operations. Until such time as our Online Retailing and Media and Advertising divisions generate sufficient revenue to fund our operations, we will continue to require additional capital to continue and expand our business, the receipt of which cannot be assured. Currently, we have a monthly burn rate of approximately $100,000. We believe that we have sufficient capital derived from the proceeds of our operations to meet our needs for the next 12 months after December 31, 2004, however, we are actively taking measures to reduce our overhead significantly, which we believe will enable us to meet our needs for the next 12 months after December 31, 2004. Our ability to execute our business strategy, including developing and marketing our TradeDragon, RateandSave and More2Save portals, depends to a significant degree on our ability to obtain sufficient and timely future financing.

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

We May Not Be Successful in Our Efforts to Expand into International Market Segments. We plan, over time, to continue to expand our reach into additional international market segments. It is costly to establish international facilities and operations, promote our brand internationally and develop localized websites, stores, and other systems. We may experience difficulty entering or expanding into new international markets due to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. We may not succeed in our efforts. Our net sales from international market segments may not offset the expense of establishing and maintaining the related operations and, therefore, these operations may not be profitable on a sustained basis.

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

Our Growth Could Strain Our Resources, and If We Are Unable to Implement Appropriate Controls and Procedures to Manage Our Growth, We May Not Be Able to Successfully Implement Our Business Plan. Our growth strategy primarily includes the following components:

      o     Expand our customer base for database rentals;
      o     Expand our TradeDragon portal; and
      o     Broaden our sales and marketing channels.

We plan to increase the number of sales representatives in China in order to pursue our business objectives. Such growth may place a significant strain on our management, operational, and financial resources. Our success will depend in part upon the ability of our senior management to implement and manage this growth effectively. To do this, new representatives must be recruited and trained. If our new representatives perform poorly, or if their training and management is unsuccessful, our business may be harmed. To manage the expected growth of our operations, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to manage our growth successfully, we will be unable to execute our business plan.

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

                 Risks Related to Our Online Retailing Business

Our Business Model is New and Unproven, and We May Not Be Able to Achieve Profitability. We are subject to risks due to the unproven and evolving nature of our business model and aggressive pricing strategy. The success of our Online Retailing business depends on the volume of customers that visit our Web site and purchase our products, as well as our ability to generate significant online advertising revenues. To this end, we have worked hard to build our brand name and enhance our customer loyalty by selling our products at low prices and maintaining low gross margins on our product sales. We intend to implement various strategies to improve our gross margins going forward, which may include raising prices on products and product categories from time to time. To the extent we raise the prices on our merchandise, our product sales may decline. We may also have to increase our prices if distributors receive pressure from manufacturers to discontinue sales to us as a result of our low price strategy. If the amount of traffic to our Web site decreases due to price increases, a reduced marketing budget, a weakening demand for our lifestyle products or otherwise, we may become less attractive to our current and potential advertisers. As a result, our margins and advertising revenues may decline.

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

We Are Dependent on the Success of Our Advertising and Direct Marketing Efforts and Our Profitability Will Be Adversely Affected By Increased Costs Associated With These Efforts. Our revenues depend in part on our ability to effectively market and advertise our products through our Online Retailing operations.
Increases in advertising costs may limit our ability to advertise without reducing our profitability. If we decrease our advertising efforts due to increased advertising costs, restrictions placed by regulatory agencies or for any other reason, our future operating results may be materially adversely affected. We may also utilize other advertising media, such as television infomercials, radio and single product mailings. If our advertising is ineffective and increased advertising expenditures do not result in increased sales volumes, our sales and profits will be adversely affected. We expect to continue to spend on advertising and marketing at increased levels in the future, but may not continue to produce a sufficient level of sales to cover such expenditures, which would reduce our profitability.

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

Our ability to build and strengthen the BonusAmerica brand depends largely on:

      o     our  ability  to  allocate  sufficient   marketing  dollars  on  our
            advertising and promotional efforts given our financial position;
      o     the success of our advertising and promotional efforts;
      o our ability to provide our customers with a broad range of products at competitive prices with timely fulfillment; and
      o     our ability to provide high quality customer service.

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

We Depend On the Ability of Third Parties to Timely Deliver Sufficient Quantities pf Products and Our Business Can Be Harmed By Work Stoppages or Other Interruptions to Delivery Of Products. All products we purchase from our vendors in Asia must be shipped to our distribution center by freight carriers. We cannot assure you that we will be able to obtain sufficient freight capacity on a timely basis and at favorable rates. Our inability to acquire suitable products in a cost-effective, timely manner or the loss of one or more key vendors or freight carriers could have a negative effect on our business.

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

Our Online Retailing division principally competes with a variety of department stores, sporting goods stores, discount stores, specialty retailers and other catalogs that offer products similar to or the same as our products. Many of our competitors are larger companies with greater financial resources, a wider selection of merchandise and greater inventory availability and offer the convenience of one-stop shopping. Specialty retailers, such as electronics stores, may offer only a certain category of products but often offer a wider range of selection within a particular category of product. Discount stores may offer analogous products at lower price points. We offer a more limited range of products compared to our competitors, and if we are unable to anticipate the preferences of our customers and effectively market and our BonusAmerica brand or if we experience increased competition, our business and operating results could be adversely affected.

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

               Risks Related to Our Media and Advertising Business

The U.S. and Chinese Markets Are Key to Our Current and Future Revenue Growth, and Political Instability In This Market Could Reduce Our Revenue and Seriously Harm Our Business. Since the launch of our TradeDragon portal, and after the launch of our BonusChina portal, we anticipate that a significant portion of our customers and our revenues will be derived from the Chinese and U.S. markets. We believe our operations in China will continue to grow for the next several years. We believe that our current and future dependence on the U.S. and Chinese markets and their revenues is significant, and adverse political changes in the U.S. or China may harm our business and cause our revenues to decline.

If Our Current and Potential Customers Are Not Willing to Use the Services Provided By Our Portals, We May Not Attract And Retain a Critical Mass of Customers. Our services will be attractive to suppliers and advertisers only if buyers use our services to identify suppliers and purchase their products. The content, products and suppliers currently available on our websites and other media or made available by suppliers may not be sufficient to attract and retain buyers. If buyers and suppliers do not accept our online services and other media, or if we are unable to attract and retain a critical mass of buyers and suppliers for our online services and other media, our business will suffer and our revenues may decrease. None of the advertisers or suppliers that currently pay to advertise on our portals are under any long-term contractual obligation to continue using our services. There is no assurance that our advertisers or suppliers will renew their contracts with us. If we cannot replace non-renewing customers with new customers, our business could be adversely affected.

If We Are Not Able to Generate Significant Advertising Revenue, We May Not Be Able to Sustain Profitability. Our future success will depend in part on the willingness of product manufacturers and other advertisers to advertise on our Web site. There is significant uncertainty about the demand for and market acceptance of Internet advertising. We cannot assure you that the market for Internet advertising will expand, become sustainable or that we will be able to continue to provide an attractive forum for advertisers. If the market for Internet advertising fails to develop or if we do not provide an attractive forum for advertisers, our business may cease to be profitable. Because our advertising revenues carry higher gross margins than our product sales, any decline in our advertising revenues would have a disproportionate impact on our overall gross margin. If our advertising revenues decline, we may not be able to replace these revenues through other programs or through our product sales, and we may be unable to achieve profitability.

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

                         Risks Related To Our Securities

We are Controlled By Stanford International Holding Corporation, a Majority of Which is Owned by Michael Mak, Our Chief Executive Officer, and Carson Kwong, Our Former Director. Stanford International Holdings beneficially own 57.9% of the issued and outstanding shares of our common stock. Michael Mak, our Chief Executive Officer and director, and Carson Kwong, our former director, own 40.36% and 9.64%, respectively, of Stanford. Accordingly, Mr. Mak controls the power to elect our directors, to appoint new management and to oppose actions requiring shareholder approval, such as adopting amendments to our articles of incorporation and approving mergers or sales of all or substantially all of our assets. Such concentration of ownership may have the effect of delaying or preventing a change of control even if a change of control is in the best interest of all shareholders. In addition, Mr. Mak may still effectively control our company even if his share holdings are significantly reduced. There may be instances in which the interest of our controlling shareholder may conflict with the interest of a holder of our securities. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

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

There is a Limited Public Market for Our Shares and the Trading Volume for Our Shares is Low Which May Limit Your Ability to Sell Your Shares or Purchase More Shares. Our common shares have been traded in the public market for a limited time and this market may not be sustained. As of the date of this Report, we have approximately 14 shareholders of record, 19,862,000 shares of our common stock issued and outstanding, 6,000,000 of which are free trading shares. However, because of the small number of shareholders and the small number of publicly tradable shares, we cannot be sure that an active trading market will develop or be sustained or that you will be able to sell or buy common shares when you want to. As a result, it may be difficult to make purchases or sales of our common shares in the market at any particular time or in any significant quantity. If our shareholders sell our common shares in the public market, the market price of our common shares may fall. In addition, such sales may create the perception by the public of difficulties or problems with our products and services or management. As a result, these sales may make it more difficult for us to sell equity or equity related securities in the future at a time or price that is appropriate.

Future Sales of Our Common Shares Could Depress the Price of the Common Shares. Future sales of common shares by us or our existing shareholders could adversely affect the prevailing market price of the common shares. As of April 12, 2005, we had 19,862,000 common shares outstanding. Each of Stanford and Archer Pacific Management, Inc. (an affiliate of Ernest Cheung, our former director and officer) owns 11,500,000 shares or approximately 57.9% and 2,351,380 or approximately 11.84%, respectively, of our issued and outstanding common stock. Approximately 13,862,000 are "restricted securities" which can be resold in the public market only if registered with the Securities and Exchange Commission or pursuant to an exemption from registration.

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

ITEM 2. Description of Properties

On March 1, 2004, we began renting warehouse and office facilities consisting of approximately 5,000 square feet from Stanford (which leases the premises from Anjac) on a month-to-month basis at $6,000 per month. In July, 2004, our monthly rental obligation decreased to $3,500. During the twelve months ended December 31, 2004, payments to Stanford related to rent were $47,610.

ITEM 3. Legal Proceedings

We are a party to a limited number of claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of these matters exists and future litigation may adversely affect us. We are unaware of any matters that may have material impact on the our financial position, results of operations, or cash flows. Except as set forth above, we are not aware of any material pending or threatened legal proceedings, which involve us.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Since October 23, 2003, our common stock has been traded on the Over-the-Counter Bulletin Board under the symbol "BAWC.OB". Prior to October 23, 2003, our common stock was traded on Over-the-Counter Bulletin Board under the symbol "LGBW.OB". As of April 12, 2005, there were: (i) 14 shareholders of record, without giving effect to determining the number of shareholders who hold shares in "street name" or other nominee status; (ii) no outstanding options to purchase shares of our common stock; (iii) outstanding 19,862,000 shares of our common stock, of which 6,000,000 shares are either freely tradeable or eligible for sale under Rule 144 or Rule 144K, and (v) 13,862,000 shares subject to registration rights.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                           Sales Price
                                                   --------------------------

                                                     High              Low
      Fiscal 2004
         First Quarter                             $   1.30          $   0.00
         Second Quarter                            $   1.30          $   0.15
         Third Quarter                             $   0.69          $   0.17
         Fourth Quarter                            $   0.58          $   0.08

      Fiscal 2003
         Fourth Quarter                            $    .04          $    .04

Dividend Policy

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements then impose.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of the fiscal year ended December 31, 2004.

ITEM 6. Management's Discussion and Analysis or Plan of Operation.

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

Overview and Future Plan of Operations

We are a direct marketing, Internet commerce and media company based in Los Angeles, California with operations in Hong Kong and China. Our business consists of two divisions: Online Retailing and Media and Advertising. As of the date of this Report both divisions are operational.

We are in the process of seeking additional financing to forward our business plan, but have not entered into any agreements to obtain such financing. There is no assurance that such financing will be available, or if available, that such financing will be available on reasonable terms. Even if we do obtain such financing, there is no assurance that we will be able to generate profitable operations.

Because we have not yet raised the funding management believes is required to rollout our complete business plan, we have taken, and are continuing to take, steps to reduce our operating costs. We have decided to move a significant portion of our U.S. operations to China where we can benefit from lower overhead costs and further capitalize on the growth potential and success we have already experienced in our Media and Advertising business in Hong Kong and China. Some management and marketing operations will remain in the U.S. In addition, we have suspended operations and development of our consumer portals, RateandSave and More2Save, in our Media and Advertising division.

During the twelve months ended December 31, 2004, we experienced net operating profit of $473,950. We anticipate that we will continue to generate operating profits over the next 6 to 9 months as we continue to devote resources to implementing our business plan and take additional steps to reduce our overhead.

We have reduced the operation of our consumer Online Retailing division as we believe our business-to-business Media and Advertising division, particularly in Hong Kong and China where we experienced profits in 2004, has greater potential for growth and profitability in the short and long term. Given this, we believe it is in our best interests to devote our resources to our Media and Advertising division.

During the twelve months ended December 31, 2004, our Online Retailing division generated 53% of our revenues. 47% was generated by our Media and Advertising division. Over the next twelve months, we plan to devote our resources to expanding and further developing our Media and Advertising division.

The following table sets forth our net revenues by each operational division for the twelve months ended December 31, 2004 and 2003:

                                           Twelve Months Ended December 31,

                                        2004             2003          Variance
      Online Retailing                 2,351,628       3,175,620       -$823,992
      Media and Advertising            2,113,906         535,454     +$1,578,452
                     Total             4,465,534       3,711,074       +$754,460

In the fourth quarter of 2004 we launched our TradeDragon business-to-business trade portal in our Media and Advertising division. TradeDragon is a communications platform that enables international trade primarily between companies located in the U.S. and China. We have not yet fully developed and marketed our TradeDragon portal pursuant to our business plan given that adequate funding for marketing, continued development and administrative support has not been raised. If and when adequate funding is raised, we intend to focus on operating, administering and expanding our TradeDragon trade portal. We also intend to implement new sales efforts in China to help generate sales for TradeDragon. As we expand operations in this area, we expect to generate increased revenues.

Results of Operations for the Twelve Months Ended December 31, 2004 and December 31, 2003

Revenues

      Online Retailing

During the twelve month period ended December 31, 2004, we derived $2,351,628, or 53% of our total revenue, from our Online Retailing operations, representing a decrease from the comparable twelve month period ending December 31, 2003. Of that amount, $827,424 is attributable to our wholesale sales and $1,524,204 is attributable to our retail sales. Our retail product sales declined $1,651,416, or 52%, for the twelve months ended December 31, 2004 as compared to the comparable period in 2003. Our wholesale product sales increased from $0 for the twelve months ended December 31, 2003 to $827,424 for the twelve months ended December 31, 2004. The decrease in our retail product sales is attributable to our election to reduce our marketing and advertising efforts in an attempt to focus on building our more profitable Media and Advertising division, as well as special promotional efforts designed to clear slow-moving inventory items. Our Online Retailing division focuses on selling products produced by third parties and private label products sold under the brand name "AHNSER" on our www.BonusAmerica.com website to customers in the United States.

      Media and Advertising

During the twelve month period ended December 31, 2004, we derived $2,113,906, or 47% of our total revenue, from our media and advertising division. This represents an increase from the comparable twelve month period ending December 31, 2003. This increase is attributable to our increased focus on building our media and advertising business.

Cost of Sales

Cost of sales were $1,426,344 for the twelve month period ended December 31, 2004 as compared to $1,781,575 for the twelve month period ended December 31, 2003. The increase in costs as a percentage of sales for the twelvemonth period ended December 31, 2004 is attributable to lower selling prices of retail goods and our promotional activities to dispose of slow moving inventory.

Administrative Expenses

Selling, general and administrative expenses were $2,237,841 for the twelve month period ended December 31, 2004 as compared to $1,538,270 for the twelve month period ended December 31, 2003. The increase in expenses during the twelve month period ended December 31, 2004 was primarily attributable to our Sino Trade operations, our Hong Kong subsidiary.

Marketing Expenses

Total  marketing  expenses  were  $360,686  for the twelve  month  period  ended
December 31, 2004 as compared to $429,950 for the twelve month period ended December 31, 2003. The decrease in marketing expenses for the twelve month period ended December 31, 2004 as compared to December 31, 2003 was due primarily to lower promotional spending for online retailing.

Net Income/Loss

Operating income from our Online Retailing operations was $(285,215) for the twelve month period ended December 31, 2004 as compared to $195,375 for the twelve month period ended December 31, 2003. The operating loss reflects lower profit margins. We believe that operating losses from our Online Retailing operations will decrease as we continue to take actions to reduce overhead and expenses relating to Online Retailing. There can be no assurance that we will achieve or maintain profitability or that any revenue growth will take place in the future even if we do obtain the financing that we seek.

Operating income from our Media and Advertising operations was $876,829 for the twelve month period ended December 31, 2004 as compared to $105,504 for the twelve month period ended December 31, 2003. The operating income reflects increased Media and Advertising sales. We believe that our operating income will continue to increase as we expand our Media and Advertising operations. There can be no assurance that we will achieve or maintain profitability or that any revenue growth will take place in the future even if we do obtain the financing that we seek.

Trends, Events, and Uncertainties

Demand for our products will be dependent on, among other things, market acceptance of our concept and general economic conditions, which are cyclical in nature. Our business operations may be adversely affected by our competitors and prolonged recessionary periods. We are in the process of seeking additional financing to forward our business plan, but have not entered into any agreements to obtain such financing. There is no assurance that such financing will be available, or if available, that it will be available on reasonable terms. Even if we do obtain such financing, there is no assurance that we will be able to generate profitable operations.

Liquidity and Capital Resources for the Twelve Month Period Ended December 31, 2004 and 2003.

We experienced positive cash flows provided by operations in the amount of $87,844 for the twelve month period ended December 31, 2004 versus cash flow of $0 for the comparable period in 2003. The increase in cash flows from operating activities was primarily attributable to the increased revenue from our Media and Advertising business.

We have funded our cash needs from inception through December 31, 2004 and to the date of this Report through positive cash flow and contributions of up to $250,000 from Stanford. Our future liquidity will depend on our revenue growth and our ability to sell our products and services at positive gross margins and control our operating expenses. Over the coming twelve months, we expect to spend approximately $1,200,000 for operating expenses assuming revenue growth and no significant change in marketing or product development strategies. We expect to meet these capital needs from sales revenues and, to the extent we do not have sufficient revenues, from our existing cash reserves or other external sources of financing.

Our growth plans require additional funding from outside sources. We intend to pursue discussions with existing shareholders, third party financing sources and potential lenders to ensure access to funds as required.

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

Critical Accounting Policies

The financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Allowance for Doubtful Accounts. Accounts receivable are reviewed to determine the need for an allowance for amounts that may become uncollectible in the future. The necessity of an allowance is based on management's review of accounts receivable balances and historic write-offs. In the event that our accounts receivables become uncollectible, we would be forced to record additional adjustments to receivables to reflect the amounts at net realizable value. The accounting effect of this entry would be a charge to income, thereby reducing our net profit. Although we consider the likelihood of this occurrence to be remote based on past history and the current status of our accounts, there is a possibility of this occurrence.

Inventories and Related Allowance for Excess and Obsolete Inventory. Inventories are valued at the lower of cost or market and reviewed to determine the need for an allowance for excess and obsolete inventories. The need for an allowance is based on management's review of inventories on hand compared to estimated future usage and sales. Our inventory purchases and commitments are made in order to build inventory to meet future shipment schedules based on forecasted demand for our products. We perform a detailed assessment of inventory for each period, which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we record adjustments to inventory for excess, obsolescence or impairment, when appropriate, to reflect inventory at net realizable value. Revisions to our inventory adjustments may be required if actual demand, component costs or product life cycles differ from our estimates.

ITEM 7. Financial Statements

                 BONUSAMERICA WORLDWIDE CORP. AND SUBSIDIARIES
                   Index to Consolidated Financial Statements
--------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm...........            27

Report of Independent Registered Public Accounting Firm...........            28

Consolidated Balance Sheet .......................................            29

Consolidated Income Statements ...................................            30

Consolidated Statements of Changes in Stockholders' Equity .......            31

Consolidated Statements of Cash Flows ............................            32

Notes to Consolidated Financial Statements .......................            33

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of BonusAmerica Worldwide Corp.

We have audited the accompanying consolidated balance sheet of BonusAmerica Worldwide Corp. and Subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Clancy and Co., P.L.L.C.
Phoenix, Arizona

April 14, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
BonusAmerica Worldwide Corp.

We have audited the accompanying statements of operations, stockholders' equity and cash flows of BonusAmerica Worldwide Corp. (the "Company"), formerly a division of Stanford International Holding Corporation, for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of BonusAmerica Worldwide Corp., formerly a division of Stanford International Holding Corporation, for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ McKennon, Wilson & Morgan LLP

February 26, 2004
Irvine, California

                  BONUSAMERICA WORLDWIDE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2004

--------------------------------------------------------------------------------

ASSETS
Current assets
   Cash and cash equivalents                                        $     88,317
   Restricted cash (Note 3)                                               20,000
   Accounts receivable                                                 1,089,712
   Inventories (Note 1)                                                  118,556
   Prepayments and other current assets                                   88,131
                                                                    ------------
Total current assets                                                   1,404,716

Property, plant and equipment, net (Note 4)                              472,317

Intangible assets, net (Note 1)                                          753,518
                                                                    ------------

Total Assets                                                        $  2,630,551
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Loan from a director (Note 7)                                    $    301,025
   Accounts payable and accrued liabilities                              572,767
   Income taxes payable (Note 5)                                         119,257
   Amounts payable to related parties (Note 7)                            34,103
                                                                    ------------
Total current liabilities                                              1,027,152
                                                                    ------------

Stockholders' equity
   Common stock, $0.001 par value; 75,000,000 shares authorized
          Issued and outstanding: 19,862,000 shares                       19,862
   Other comprehensive income                                                473
   Additional paid-in capital                                          1,219,095
   Retained earnings                                                     363,969
                                                                    ------------
Total stockholders' equity                                             1,603,399
                                                                    ------------

Total Liabilities and Stockholders' Equity                          $  2,630,551
                                                                    ============


The accompanying notes are an integral part of these consolidated financial statements.

                  BONUSAMERICA WORLDWIDE CORP. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

                                                                 2004             2003
                                                         ------------     ------------

Revenues:
   Product sales                                         $  2,351,628     $  3,175,620
   Advertising and list rentals                             2,113,906          535,454
                                                         ------------     ------------
Total revenues                                              4,465,534        3,711,074
Cost of product sales                                      (1,426,344)      (1,781,575)
                                                         ------------     ------------
Gross profit                                                3,039,190        1,929,499

Selling, general and administrative expenses               (2,237,841)      (1,538,270)
Amortization of intangible assets                            (209,735)         (90,350)
                                                         ------------     ------------

Operating income                                              591,614          300,879

Other income (expense)
   Other income                                                28,806           17,500
   Interest expense                                           (27,213)              --
                                                         ------------     ------------
Total other income (expense)                                    1,593           17,500
                                                         ------------     ------------

Income before income taxes                                    593,207          318,379

Provision for income taxes                                   (119,257)         (35,648)
                                                         ------------     ------------

Net income                                               $    473,950     $    282,731
                                                         ============     ============

Basic and diluted earnings per share                     $       0.03     $       0.01
                                                         ============     ============

Basic and diluted weighted-average shares outstanding      19,862,000       19,862,000
                                                         ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

                  BONUSAMERICA WORLDWIDE CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

                                                                                                           Retained
                                   Common         Common         Other       Additional                    earnings
                                   Stock           Stock      Comprehensive    Paid-In     Net Assets    (accumulated
                                   Shares         Amount         Income        Capital    Contributed      deficit)         Total

Balance - December 31, 2002                --   $        --   $        --   $        --   $   670,351    $  (392,712)   $   277,639

Assets contributed                         --            --            --            --       517,378             --        517,378

Net income                                 --            --            --            --            --        282,731        282,731
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance - December 31, 2003                --            --            --            --     1,187,729       (109,981)     1,077,748

Exchange of BonusAmerica common
stock for assets of Stanford       19,862,000        19,862            --     1,167,867    (1,187,729)            --             --

Net assets contributed                     --            --            --        51,228            --             --             --

Foreign currency translation               --            --           473            --            --             --            473

Net income                                 --            --            --            --            --        473,950        473,950
                                                                                                                        -----------
   Total other comprehensive
   income                                                                                                                   474,423
                                                                                                                        ===========

                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance - December 31, 2004        19,862,000   $    19,862   $       473   $ 1,219,095   $         0    $   363,969    $ 1,603,399
                                  ===========   ===========   ===========   ===========   ===========    ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements.

                  BONUSAMERICA WORLDWIDE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

                                                          2004            2003
                                                      ------------    ------------
Cash flows from operating activities
Net income                                            $    473,950    $    282,731
                                                      ------------    ------------
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Interest expense - noncash                             26,483              --
     Depreciation and amortization                         279,409         160,502
     Fair value of services provided by officer                 --          49,000
     Provision for income taxes                            119,257          35,648
Changes in operating assets:
    Accounts receivables                                  (978,722)        (78,851)
    Inventories                                            135,614        (102,276)
    Prepayments and other current assets                   (88,131)             --
    Accounts payable and accrued liabilities               563,999              --
    Amounts payable to related parties                      34,103              --
                                                      ------------    ------------
Net cash flows provided by operating activities            565,962         346,754

Cash flows from investing activities
   Decrease (increase) in restricted cash                   30,000         (50,000)
   Purchases of equipment                                 (446,580)        (47,265)
   Cash acquired in reverse acquisition                      8,821              --
   Cash paid for intangible assets                        (621,384)       (432,219)
                                                      ------------    ------------
Net cash flows used in investing activities             (1,029,143)       (529,484)

Cash flows from financing activities
   Advances from a director                                301,025              --
   Repayments on note receivable from related party        250,000              --
   Contributions from Stanford                                  --         182,730
                                                      ------------    ------------
Net cash flows provided by financing activities            551,025         182,730
                                                      ------------    ------------

Net change in cash and cash equivalents                     87,844              --

Effect of foreign currencies on cash flows                     473              --

Cash and cash equivalent, beginning of year                     --

                                                      ------------    ------------
Cash and cash equivalents, end of year                $     88,317    $         --
                                                      ============    ============

Noncash investing and financing activities:
Contribution of note receivable from related party              --    $    250,000


The accompanying notes are an integral part of these consolidated financial statements.

                  BONUSAMERICA WORLDWIDE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting and change in reporting entity

BonusAmerica Worldwide Corp. ("BAWC"), formerly known as Longbow Mining Corp. ("Longbow"), was incorporated in the state of Nevada on February 1, 2002. Longbow was engaged in the acquisition and exploration of mineral properties and operated a three-phase strategy plan out of Vancouver to facilitate the excavation of minerals.

On March 1, 2004 Longbow entered into a definitive agreement that acquired BonusAmerica Corporation ("BonusAmerica"), a California corporation, from Stanford International Holding Corporation ("Stanford"). This acquisition was accounted for as a reverse acquisition, whereby the assets of BonusAmerica were reported at their historical cost. Longbow issued 5 million forward-split restricted common shares to Stanford for 100% of BonusAmerica. The founders of Longbow also transferred 6.5 million restricted shares to Stanford to complete the transaction. As a result of the reverse acquisition, the financial statements of the BAWC become those of BonusAmerica. Although BAWC is the legal acquirer, it will be treated as having acquired BonusAmerica for accounting purposes (recapitalization) and all of the operations reported represent the historical financial statements of BonusAmerica. Stanford formed BonusAmerica Corporation (the "Company"), a California corporation, on October 23, 2003, for the purpose of acquiring the assets of the division of BonusAmerica from Stanford. On January 6, 2004, the Company acquired certain assets from Stanford, consisting primarily of receivables, inventories, property and equipment, and intangible assets, in exchange for the outstanding common stock of BonusAmerica. No liabilities were assumed by the Company. The assets acquired are reported at their historical bases since the acquisition is among entities under common control.


BonusAmerica commenced operations on or about July 1, 2002 ("Inception"). Specifically, BonusAmerica's operations consist of business to consumer retail sales, business to business wholesale transactions, and business to business advertising and database information rental services. BonusAmerica lists a wide variety of products which includes watches, consumer electronics and general merchandise on its website at www.bonusamerica.com. BonusAmerica currently serves customers within the United States of America, Canada, Hong Kong and the People's Republic of China (the "PRC").

On May 12, 2004, Longbow changed its name to BonusAmerica Worldwide Corp. BonusAmerica and Longbow are collectively known as the "Company".

During the year ended December 31, 2004, the Company established a new wholly-owned subsidiary in Hong Kong, namely, Sino Trade-Intelligent Development Corp., Limited, and a new wholly-owned subsidiary in the PRC, namely, Wah Mau Corporate Planning Development (Shenzhen) Company Limited (see "Note"). The purpose of the new entities is to provide additional support to the Company's business-to-business trade operations in Hong Kong, the PRC and the United States.

Note: This is an English translation of the official Chinese name.

Summary of significant accounting policies.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The results of the Company's new subsidiaries, Sino Trade - Intelligent Development Corp., Limited and Wah Mau Corporate Planning Development (Shenzhen) Company Limited are included since their respective dates of incorporation / establishment.

Use of estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Cash and cash equivalents - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash at bank and on hand, demand deposits with banks and other financial institutions.

Concentration of credit risk - Financial instruments that potentially expose the Company to a concentration of credit risk are as follows:

Cash held at banks - The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

Geographic sales - The Company operates primarily in the United States, Hong Kong, and China. The Company's geographic sales as a percent of total revenue are as follows:

                    2004            2003
                ------------    ------------
United States         64%            100%
Hong Kong             31%             --
China                  5%             --

Accounts receivable - Retail customer accounts are generally settled through customer credit cards, which are generally collected within three days or less. Management provides an estimated allowance for returns at the time of sale. The majority of accounts receivable is from business customers, generated through advertising services or rentals of its database of customers. Management reviews credit worthiness of its business customers, and generally does not require collateral. Historical credit losses have been within management's expectations.

Inventories - Inventories, consisting of retail products ready for sale, are stated at the lower of cost (first-in, first-out) or market. Allowances are provided for inventories which are considered slow-moving to reduce amounts to net realizable or market value. All amounts are considered finished goods for financial reporting purposes.

Property, plant and equipment - Property, plant and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally ranging from 3 to 7 years. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized. Deductions are made for retirements resulting from renewals or betterments.

Intangible assets - Intangible assets consist of costs paid to acquire personal customer information for use in its advertising and database rental activities. Costs capitalized amounted to $772,335 (2003: $432,219), and amortization totaled $209,735 (2003: $90,350) for the year ended December 31, 2004. The carrying value at December 31, 2004 was $753,518 (2003: $341,869). The Company amortizes the cost of these assets over a period of three years.

Long-lived assets - Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, or at least these assets must be reviewed annually. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. Specifically, management projects undiscounted cash flows from database rentals that are expected over the period to be benefited. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent management's best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with SFAS No. 144 is permanent and may not be restored. To date, the Company has not recognized any impairment of long-lived assets in accordance with SFAS No. 144.

Revenue recognition - The Company recognizes revenue from product sales and business-to-business wholesale transactions at the time of shipment. An allowance for estimated returns is provided at the time of sale. Historically, returns have averaged less than three percent of total sales. Database rentals are recorded at the time the services are provided so long as the services are defined and communicated in writing, the price is fixed and determinable, no other obligations of the Company exist to the customer and the amounts are collectible.

Advertising - The Company expenses costs of advertising and promotions as incurred with the exception of direct-response advertising costs. Statement of Position No. 93-7, "Reporting on Advertising Costs", provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period, which is generally less than 30 days. The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits. The Company uses direct-response marketing to attract customers to opt-in to the Company's database and buy goods offered on its website or a special promotion. The Company is able to document the responses of each customer to the email advertising that elicited the response. The percentage of costs attributable to future rental revenues are segregated and reported as intangible assets. For the year ended December 31, 2004, direct-response advertising costs attributable to product sales and future estimated database rentals were 44% and 56%, respectively. Advertising expenses included in selling and marketing expenses for the year ended December 31, 2004 were approximately $211,198 (2003: $442,423).

Accounting for stock-based compensation - The Company has not adopted a fair value-based method of accounting for stock-based compensation plans for employees and non-employee directors. The Company will use the intrinsic value-based approach, and supplement disclosure of the pro forma impact on operations and per share information using the fair value-based approach as required by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". Stock-based compensation issued to non-employees and consultants are measured at fair value in accordance with SFAS No. 123. Common stock purchase options and warrants issued to non-employees and consultants will be measured at fair value using the Black-Scholes valuation model.

Earnings per share - The Company presents basic earnings per share ("EPS") and diluted EPS on the face of all statements of operations. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of December 31, 2004 and 2003, there were no dilutable securities outstanding, thus diluted EPS is the same as basic EPS.

Foreign currency translation - The reporting currency used in the preparation of these consolidated financial statements is United States Dollars (USD). The functional currency of the Company's subsidiary operating in Hong Kong is Hong Kong Dollars (HKD) and its financial records are maintained and its statutory financial statements are prepared in HKD. The functional currency of the Company's subsidiary established in the PRC is Renminbi (RMB) and its financial records are maintained and its financial statements are prepared in RMB.

Transactions in foreign currencies are translated at exchange rates ruling at the transaction dates. Monetary assets and liabilities expressed in foreign currencies at the balance sheet date are translated at rates of exchange ruling at the balance sheet date. Exchange differences arising in these cases are included in net income on the statement of operations.

The translation of the consolidated financial statements into USD is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet date and for revenue and expenses using an average exchange rate during each reporting period. The resulting foreign currency translation gain or loss is included in other comprehensive income in the equity section of the balance sheet.

Income taxes - The provision for income taxes has been reflected in the consolidated income statement as if the Company had filed separate tax returns as an independent company. The Company's results of operations were included in the federal income tax returns of Stanford. Stanford and BonusAmerica do not have a formal tax-sharing arrangement, and Stanford is treating the taxes paid on BonusAmerica income as a capital contribution and will not be repaid to Stanford. BonusAmerica uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The resulting deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates in the period of enactment. Deferred tax assets are reviewed for realization and valuation allowances are recorded if it is deemed more likely than not that some or all of the deferred tax assets will not be realized.

Comprehensive income - The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Other comprehensive income consists of cumulative translation adjustments.

Fair value of financial instruments - Financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, amounts payable to director. The carrying value of accounts receivable approximate their fair values because of their short-term nature.

Related party transactions - A related party is generally defined as (i) any person that holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Recent Accounting Pronouncements - The Financial Accounting Standards Board issued the following pronouncements during 2004, of which SFAS 123R is the only one that may have a significant effect on the financial statements:

In March 2004, the EITF reached consensus on EITF Issue No. 03-6, "Participating Securities and the Two Class Method under FASB Statement No. 128" ("EITF 03-6"). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in the dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earning per share amounts. This statement does not affect the Company.

In June 2004, the FASB issued EITF Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for the reporting period beginning after September 15, 2004. This statement does not affect the Company.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company does not believe the adoption of SFAS No. 151 will have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123R). SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R is effective for interim reporting period that begins after June 15, 2005. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R may have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," which discusses the accounting and reporting of real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, and restatement of previously issued financial statements is not permitted. This statement does not affect the Company.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance--that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, applied prospectively. This statement does not affect the Company.

NOTE 2 - SEGMENT INFORMATION

The primary operating segment of the Company is product sales which generated approximately 53% (2003: 86%) of the Company's revenues for the year ended December 31, 2004. The other segment, advertising and list rentals generated 47% of the Company's revenues for the year ended December 31, 2004 (2003: 14%).

Segment information is as follows as of and for years ended December 31, 2004 and 2003:

                                                   Advertising and
2004                               Product sales    list rentals        Total
--------------------------------------------------------------------------------
Total revenues                     $  2,351,628     $  2,113,906    $  4,465,534
Operating income(loss)             $   (280,622)    $    876,829    $    593,207
Total assets                       $    862,334     $  1,768,217    $  2,630,551

                                                   Advertising and
2003                               Product sales    list rentals        Total
--------------------------------------------------------------------------------
Total revenues                     $  3,175,620     $    535,454    $  3,711,074
Operating income                   $    212,875     $    105,504    $    318,379
Total assets                       $    650,129     $    427,619    $  1,077,748

NOTE 3 - RESTRICTED CASH

BonusAmerica maintains a cash reserve in the amount of $20,000 with a bank, which is restricted as to use as a requirement of the Company's merchant (credit card) account.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, 2004:

Computers and equipment                            $    237,639
Furniture and fixtures                                   53,797
Leasehold improvements                                  326,407
                                                   ------------
                                                        617,843
Less accumulated depreciation                          (145,526)
                                                   ------------
                                                   $    472,317
                                                   ============

Depreciation expense charged to operations for the year ended December 31, 2004 was $69,674 (2003: $70,152).

NOTE 5 - INCOME TAXES

As discussed in Note 1, BonusAmerica has not historically been a tax paying entity, and accordingly, income taxes have been provided assuming BonusAmerica filed income tax returns on a separate-return basis.

During the year ended December 31, 2004, there was no provision for income taxes due to the Company's loss position of approximately $94,000 for the parent company level.

During the year ended December 31, 2003, the Company's income taxes amounted to $35,648, of which $35,061 relates to state income taxes since California has suspended the use of net operating loss carry-forwards. The Company reduced its income tax expense due to the reduction in the Company's valuation allowance of $103,270 related to the realization of the deferred tax assets. At December 31, 2004, deferred tax assets, consisting of net operating loss carry-forwards, amounting to $79,000 (2003: $53,164) were fully reserved by management. The valuation allowance increased during 2004 by approximately $26,000.

In 2004, the difference between the tax benefit derived by using the 34% Federal tax rate and the zero benefit recorded by the Company is due to the Company providing a 100% valuation allowance against deferred tax assets. In 2003, the difference between the tax provision derived by using the 34% Federal tax rate and the effective rate of 10% is due to the realization of the deferred tax asset as discussed above.

Included in the provision for income taxes of $119,257 for the year ended December 31, 2004 is a provision for Hong Kong profits tax of $117,934. For the subsidiary operating in Hong Kong, Hong Kong profits tax has been provided at a rate of 17.5% on the subsidiary's estimated assessable profits arising in Hong Kong for 2004.

The subsidiary operating in the PRC is subject to PRC Foreign Enterprise Income Tax at a rate of 15% on the subsidiary's assessable profits, based on existing PRC tax legislation, interpretations and practices in respect thereof. No provision for PRC Foreign Enterprise Income Tax has been made as the subsidiary did not have any assessable profits for 2004.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

Employment contract
On January 1, 2004, the Company entered into an employment agreement with its chief executive officer which provides for an annual salary of $100,000, plus bonuses of up to 1% of base salary. On January 15, 2004, the Company amended the employment agreement to adjust the salary to $60,000 per year plus bonuses of up to 1% of net sales of BonusAmerica over and above $10 million, valid for one year. The contract was amended to approximate the fair value of services rendered.

For the year ended December 31, 2004, the Company's chief executive officer was paid $60,000 (2003: $51,000). Management believes that the estimated fair value of his salary was approximately $100,000 in 2003, and accordingly, management provided additional compensation expense of $49,000 in the consolidated statement of operations for the year ended December 31, 2003.

NOTE 7 - RELATED PARTY TRANSACTIONS

Facilities

On March 1, 2004, the Company began renting warehouse and office facilities from Stanford on a month-to-month basis at $6,000 per month. In July, 2004, our monthly rental obligation decreased to $3,500. During the year ended December 31, 2004, payments to Stanford related to rent were $47,610. During 2003, such amounts were allocated by Stanford based on square footage occupied by the Company. During the year ended December 31, 2003, rent expense allocated to the Company amounted to $27,193.

Database rentals

The Company rents its customer database to other divisions of Stanford. Rents charged are based on 15% of revenues generated from the use of the database. During the year ended December 31, 2004, the Company generated revenues of $14,763 (2003: $170,480) from its database rentals.

Professional staff leased

On February 12, 2004, the Company entered into an agreement to pay Stanford a percentage of employee compensation based upon the percentage of employee hours used by the Company in 2003. In connection therewith, Stanford will charge the Company 68% of its total employee costs from January to March 2004. As from April 1, 2004, BonusAmerica started paying its own employment cost. During the year ended December 31, 2004, the Company incurred approximately $174,145 (2003:
$873,110), related to the leasing of professional staff.

Fixed assets rentals

On February 20, 2004, the Company agreed to lease property and equipment to Stanford based on a reasonable and agreed upon charge. Lease charges were approximately 25% of the depreciation expense in 2003. The same percentage is used for 2004 since the agreement between the Company and Stanford includes no agreed upon percentage. During the year ended December 31, 2004, fixed asset rental income was $17,400 (2003: $17,500).

Amount due from affiliate

The Company had a commitment to receive $250,000 from Stanford to support operations. The note bears an interest rate of prime plus 1% and is currently due on demand. As of December 31, 2004, Stanford has paid in full the $250,000 commitment.

Settlement of note receivable and note payable to related party

Subsequent to June 30, 2004, the Company assigned a $160,000 note receivable and $25,000 of accounts receivables in settlement of related party payables of $158,517. The excess of receivables assigned to the amounts due of $26,483 was recorded as interest expense.

Amounts due to related parties

The Company has a loan to a director at December 31, 2004 totaling $301,025 that is unsecured, interest-free and repayable on demand. The Company also owes $34,103 to a director and officer for accrued expenses incurred in the ordinary course of business.

NOTE 8 - OPERATING LEASE COMMITMENTS

During the year ended December 31, 2004, the subsidiaries operating in Hong Kong and the PRC leased office premises and staff quarters under operating leases with terms ranging from one to two years with fixed monthly rentals. None of the leases included contingent rentals. Lease expense charged to operations for 2004 amounted to approximately $28,000 (2003: Nil). Future minimum lease payments under non-cancelable operating for the next five years in the aggregate are as follows:

      2004              $ 62,552
      2005              $ 43,152
      2006                    --
      2007                    --
      2008                    --
                        --------
      Total             $105,704
                        ========

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.  Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and interim Chief Financial Officer, Michael Mak, has evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based upon that review, he has concluded that these controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

(b)   Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

ITEM 8B. Other Information

None.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(A) Of The Exchange Act]

Our directors and officers, as of December 31, 2004, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name               Age  Position                                  Director Since
----               ---  --------                                  --------------
Michael Mak        57   Chief Executive Officer, Interim Chief         2004
                        Financial Officer and Director
John A. Leper      49   Secretary and Director                         2004
Kam Chuen Lau      52   Director                                       2004

Michael Mak, our Chief Executive Officer and Director, joined us in May 2004. Mr. Mak founded Stanford International Holding Corporation in 1999 and BonusAmerica Corporation in 2002. He also ran eCommerce, a direct marketing firm from 1999 to present. Mr. Mak began his business career with Berlin & Company, a finance company located in Hong Kong in 1963, as a foreign exchange dealer. He was promoted to Manager five years later, and made Associate Partner in 1972. He managed the organization until 1985 when he immigrated to the United States. He subsequently founded and managed the following corporations: Triwell International Corporation from 1985 to present, an importer and wholesaler of general merchandise; Unitex Trading Corporation from 1987 to present, a designer and manufacturer of brand name leather goods and watches under the trade name "Charles-Hubert, Paris", which wholesales to department stores and specialties stores throughout North America; and Dingbats Inc. from 1995 to present, a designer and importer of timepieces and licensed watches to Discount Stores.

John A. Leper is our Secretary and director. Prior joining us, Mr. Leper served as our Vice President in charge of developing our China-USA trade portal called TradeDragon, as well as consulting in the areas of marketing, business development, corporate planning and strategy. From May 2001 to September 2003, Mr. Leper served as the Chief Marketing Officer and Turnaround Strategist of Stanford International Holding Corporation, our parent company. From 1994 to 2001, Mr. Leper served as the President and was the Founder of TransMedia Communications, a new-media company with a focus on developing and marketing new consumer products and services.

Kam Chuen (KC) Lau, one of our directors, also serves as the Chief Financial Officer for Stanford International Holding Corporation, or Stanford. Stanford is the beneficial owner of 57.9% of our issued and outstanding shares of common stock. Mr. Lau joined Stanford in 1991 and quickly gained senior leadership roles. At Stanford, Mr. Lau helped establish Stanford's guidelines and internal control measures and implemented risk management systems and procedures to protect the company's assets. Mr. Lau is also involved in Stanford's business development activities and assisted us in becoming a publicly traded company. Prior to joining Stanford, Mr. Lau served as a Financial Manager at Sime Darby Hong Kong Group, where he developed the company's accounting systems and strengthened its internal controls for two of its subsidiaries. Mr. Lau contributed to the group for fifteen years. Mr. Lau has worked in the financial and accounting field for more than thirty years. Mr. Lau received his Bachelor of Arts in Accounting with a minor in Business Administration from Hong Kong Baptist University in 1975.

(a)   Significant Employees

Other than our officers, there are no employees who are expected to make a significant contribution to our corporation.

(b)   Family Relationships

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers. There are no family relationships among our officers, directors, or persons nominated for such positions.

(c)   Legal Proceedings

No officer,  director, or persons nominated for these positions, and no promoter
or  significant   employee  of  our  corporation  has  been  involved  in  legal proceedings that would be material to an evaluation of our management.

(d)   Audit Committee

We have undergone a significant change in management since our acquisition by Stanford. We are in the process of searching for qualified candidates to serve as our Chief Financial Officer and/or on our audit committee and as an audit committee financial expert.

Code of Ethics

We are in the process of preparing a code of ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of the date of this Report, we believe that all reports needed to be filed have been filed in a timely manner for the year ended December 31, 2004. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10. Executive Compensation

The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded to Michael Mak, our Chief Executive Officer and Interim Chief Financial Officer, and our only other executive officers and employees whose total cash compensation exceeded $100,000, or the Named Executive Officers and employees, in fiscal year 2004.

                           Summary Compensation Table

                                                                                             Long-Term
                                                                 Annual Compensation     Compensation Awards
                                                                ---------------------    --------------------
                                                                                             Securities
                                               Fiscal Year                                    Underlying            All Other
Name and Principal Position                   Ended June 30      Salary         Bonus          Options             Compensation
                                              -------------      -------       ------        -----------           -------------
Michael Mak                                       2004           $60,000       $   --             --                 $   --
Chief Executive Officer and Interim               2003            51,000           --             --                     --
    Chief Financial Officer
John A. Leper
    Secretary                                     2004            35,000           --             --                     --

Employment Agreements

On January 15 2004, we entered into an employment agreement with Michael Mak, our chief executive officer, which provides for an annual salary of $60,000, plus bonuses of up to 1% of base salary.

Compensation of Directors

Members of our Board of Directors receive no compensation for such service.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Security Ownership - Certain Beneficial Owners

Beneficial ownership is shown as of April 12, 2005 for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our three other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended December 31, 2004, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 834 S. Broadway, 5th Floor, Los Angeles, California 90014.

                                              Shares Presently
                                                 Acquirable                    Percentage of Class
                                                 Within 60                         Beneficially
    Beneficial Owner          Shares              Days(1)           Total             Owned
Stanford International        11,500,000                0          11,500,000         57.9%
  Holding Corporation (2)
Michael Mak (2) (3) (4)       11,500,000                0          11,500,000         57.9%
Carson Wong (2)               11,500,000                0          11,500,000         57.9%
Steven Wong (2)               11,500,000                0          11,500,000         57.9%
John A. Leper (3) (4)                  0                0                   0            0%
Ernest Cheung (5)              2,351,380                0           2,351,380        11.84%
Kam Chuen Lau(3)                       0                0                   0            0%

All Officers and              11,500,000                0          11,500,000         57.9%
  Directors as a Group
  (3 persons)

----------
* Less than 1%.

(1) Shares of common stock subject to options and warrants that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options and warrants for computing such person's percentage, but are not treated as outstanding for computing the percentage of any other person.

(2) Michael Mak, our Chief Executive Officer, Interim Chief Financial Officer and director, is also the Chief Executive Officer and a beneficial owner of approximately 40.36% of Stanford International Holding Corporation, or Stanford. According to the Schedule 13D filed with the United States Securities and Exchange Commission on June 28, 2004, by Stanford: (i) Stanford owns 11,500,000 shares (approximately 57.9%) of our issued and outstanding Common Stock; and (ii) each of Carson Kwong and Steven Wong owns approximately 9.64% and 50%, respectively, of Stanford.

(3)   Director.

(4)   Executive Officer.

(5) Includes 2,351,380 shares of our common stock currently held by Archer Pacific Management, Inc., an affiliate of Mr. Cheung. Mr. Cheung served as our Secretary until October 26, 2004, and served on our Board of Directors until January 20, 2005.

ITEM 12. Certain Relationships and Related Transactions

Premises

On March 1, 2004, we began renting warehouse and office facilities consisting of approximately 5,000 square feet from Stanford (which leases the premises from Anjac) on a month-to-month basis at $6,000 per month. In July, 2004, our monthly rental obligation decreased to $3,500. During the twelve months ended December 31, 2004, payments to Stanford related to rent were $47,610.

Database Rentals

We rent our customer database to other divisions of Stanford. Rents charged are based on 15% of revenues generated from the use of the database by Stanford's other divisions. During the twelve months ended December 31, 2004 and 2003, we received $14,763 and $170,480, respectively, from Stanford and other affiliates in connection with database rentals. This arrangement is terminable by us upon notice to Stanford.

Leasing of Professional Staff

On February 12, 2004, we entered into an oral agreement to lease from Stanford certain employees. Pursuant to the terms of the agreement, we would pay a portion of the leased employee's compensation costs based upon the percentage of employee hours used by us in 2003. In connection therewith, Stanford charged us 68% of its total employee costs from January to March 2004. In April 2004, we started paying our own employment cost, and we ceased to lease professional staff from Stanford. During the twelve months ended December 31, 2004 and 2003, we incurred approximately $174,145 and $873,110, respectively, related to the leasing of professional staff.

Fixed Assets Rentals

On February 20, 2004, we agreed to lease property and office and other equipment from Stanford based on a reasonable and agreed upon charge. Lease charges were approximately 25% of the depreciation expense in 2003. The same percentage is used for 2004 since the agreement between us and Stanford includes no agreed upon percentage. During the twelve months ended December 31, 2004 and 2003, fixed asset rental income was $17,400 and $17,500, respectively. We intend to continue leasing the property and office and other equipment in the near future.

Amounts Due From Affiliate

We have a commitment to receive $250,000 from Stanford to support operations in the form of a promissory note. The note bears an interest rate of prime plus 1% and is currently due on demand. As of December 31, 2004, Stanford has paid in full the $250,000 commitment.

t 0 0 During the twelve months ended December 31, 2004, we advanced the amount of $79,000 on an interest-free to Stanford. This amount was repaid in full as of December 31, 2004.

On April 1, 2004, we issued a non-interest bearing note receivable of $50,000 to Stanford. At year-end, this amount remained unpaid and is accounted for as an account receivable.

"AHNSER" Private Label Products

We purchase consumer electronics and hardware sold under the private label "AHNSER," which products are sold under our BonusAmerica.com website. We are not a party to any long-term purchase agreements and may elect to cease marketing "AHNSER" products at any time. We intend to expand our "AHNSER" offerings in the near future. As of the date of this Report, we have derived nominal revenues from our sale of "AHNSER" products.

Settlement of Note Receivable and Note Payable to Related Party

Since our inception, Mr. Fred Tse (our former director and officer) and Archer Pacific Management Inc., an affiliate of Ernest Cheung (one of our former directors and officers), advanced to us several interest free, demand loans in the total sum of $158,516, which were used for organizational and start-up costs and operating capital. On June 30, 2004, we entered into an assignment agreement with each of Mr. Tse and Archer Pacific Management, Inc. pursuant to which we assigned to Mr. Tse and Archer Pacific Management, Inc., a $25,000 and a $160,000 note receivable, respectively, in settlement of such interest free, demand loans. The excess of the receivable assigned to amounts due of $26,483 was recorded as interest expense.

Promissory Notes

During fiscal year 2003, interest income of $9,600 (2002 - $2,068) was earned from a company controlled by an individual related to one of our former directors.

During fiscal year 2003, rent of $4,165 (2002 - $3,423) was charged by a company wholly-owned by one of our former directors.

ITEM 13. Exhibits and Reports on Form 8-K

(a)   Exhibits

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

            10.2 Assignment, dated June 30, 2004, between the Company and Fred Tse (Exhibit 10.2 to Form 10Q-SB filed with the Commission on November 22, 2004).

            10.3 Share Exchange Agreement (Exhibit 10.1 to Form 8-K filed with the Commission on March 9, 2004)

            21    Subsidiaries List (filed herewith)

            24    Power of Attorney (filed herewith) (see signature page)

            31.1 Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

            31.2 Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

            32    Certificate pursuant to 18 U.S.C. ss. 1350 (filed herewith)

(b)   Reports on Form 8-K.

We filed the following Current Reports on Form 8-K during the quarter covered by this Form 10-KSB:

A Current Report filed on October 15, 2004 in which we disclosed the resignations of Stephen Kenwood and Fred Tse as our directors.

A Current Report filed on October 29, 2004 in which we disclosed our dismissal of McKennon, Wilson & Morgan LLP as our principal independent accountant and our engagement of HLB Hodgson Impey Cheng and its United States affiliate, Clancy & Co., P.L.L.C. We filed an amendment to this Current Report on November 18, 2004 in which we corrected typographical errors in the initial filing.

ITEM 14. Principal Accountant Fees and Services

      The  following  is a  summary  of the fees  billed  to us by Clancy & Co.,
P.L.L.C.   and   its   Hong   Kong   affiliate,    HLB   Hodgson   Impey   Cheng
(collectively,"Clancy"), McKennon, Wilson & Morgan LLP ("MWM") and Moore Stephens Ellis Foster LTD. ("MSEF") for professional services rendered for the years ended December 31, 2004 and 2003:

                                  2004                       2003
                                  ----                       ----

     Service           Clancy      MWM      MSEF    Clancy    MWM       MSEF
     -------

Audit Fees            $128,000   $ 40,000    $--      $--   $ 53,600     $--

Audit Related Fees          --         --     --       --         --      --

Tax Fees                    --         --     --       --         --      --

All other Fees              --         --     --       --         --      --

        TOTAL         $128,000   $ 40,000    $--      $--   $ 53,600     $--
                      ========   ========    ===      ===   ========     ===

Audit fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Forms 10-QSB and for any other services that are normally provided by Clancy, MWM or MSEF in connection with our statutory and regulatory filings or engagements.

Audit related fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements that were not otherwise included in Audit Fees.

Tax fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All other fees consist of the aggregate fees billed for products and services provided by Clancy, MWM or MSEF and not otherwise included in Audit Fees, Audit Related fees or Tax Fees.

The policy of our Board of Directors is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of our Board of Directors with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13(a) of the Securities Exchange Act of 1934, as amended. All of the fees paid to Clancy, MWM or MSEF were pre-approved by our Board of Directors.

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Clancy, MWM or MSEF. Furthermore, no work of Clancy, MWM or MSEF with respect to its services rendered to us was performed by anyone other than Clancy, MWM or MSEF, respectively.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BONUSAMERICA WORLDWIDE CORP.

                                       /s/ MICHAEL MAK
                                       -----------------------------------------
                                       MICHAEL MAK, Chief Executive Officer
                                       (Principal executive officer)

                                       /s/ MICHAEL MAK
                                       -----------------------------------------
                                       MICHAEL MAK, Chief Financial Officer
                                       (Principal financial officer)

Dated: April 15, 2005

In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on April 15, 2005.

Each person whose signature appears below constitutes and appoints Michael Mak as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

         Signature                    Title
         ---------                    -----

/s/ MICHAEL MAK              Chief Executive Officer, Interim Chief Financial
-----------------------      Officer (Principal executive officer and Director)
Michael Mak

/s/ JOHN A. LEPER            Secretary and Director
-----------------------
John A. Leper

/s/ KAM CHUEN LAU            Director
-----------------------
Kam Chuen Lau