Form 10QSB
period 2005-03-31
BONUSAMERICA WORLDWIDE CORP.
filed 2005-05-24
CIK 1171689

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005

|_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period ___________ to ___________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                                              Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,862,000 shares common stock outstanding as of May 20, 2005.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                          BONUSAMERICA WORLDWIDE CORP.,
                                   FORM 10-QSB
                                      INDEX

                                                                                       PAGE

PART I.                                       FINANCIAL INFORMATION

Item 1.   Financial Statements and Condensed Notes

          Condensed Consolidated Balance Sheet as of March 31, 2005 (unaudited)          3

          Condensed Consolidated Income Statement For The Three Months                   4
          March 31, 2005 And 2004 (unaudited)

          Condensed Consolidated Statement Of Cash Flows For The Three                   5
          March 31, 2005 And 2004 (unaudited)

          Notes To Condensed Consolidated Financial Statements (unaudited)               6



Item 2.   Management's Discussion and Analysis or Plan of Operation                     13
Item 3.   Controls and Procedures                                                       17

PART II.                                        OTHER INFORMATION

Item 1.   Legal Proceedings                                                             17
Item 2.   Changes in Securities and Use of Proceeds                                     17
Item 3.   Default Upon Senior Securities                                                17
Item 4.   Submission of Matters to a Vote of Security Holders                           17
Item 5.   Other Information                                                             17
Item 6.   Exhibits and Reports on Form 8-K                                              17
          Signatures                                                                    36

                  BonusAmerica Worldwide Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                   (unaudited)

                                                                              March 31, 2005
                                                                                ----------
ASSETS

Current assets:
     Cash and cash equivalents                                                 $   44,165
     Restricted cash                                                                20,000
     Accounts receivable                                                           771,344
     Inventories                                                                   104,433
     Amount due from related party                                                 128,400
     Prepaid and other current assets                                              162,763
                                                                                ----------
                      Total current assets                                       1,231,105

Property, plant, and equipment, net accumulated depreciation of $180,493           439,677
Intangible assets, net accumulated amortization of $374,783                        703,364
                                                                                ----------
                      Total assets                                              $2,374,146
                                                                                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Loan from a director                                                       $   13,679
     Accounts payable and accrued liabilities                                      537,696
     Income tax payables                                                           132,036
     Amounts payable to related party                                               86,577
                                                                                ----------
                      Total current liabilities                                    769,988
                                                                                ----------

Stockholders' equity
     Common stock, $0.001 par value; 75,000,000 shares authorized; 19,862,000
        issued and outstanding                                                      19,862
     Other comprehensive income                                                        217
     Additional paid-in capital                                                  1,219,095
     Retained earnings                                                             364,984

                                                                                ----------
                      Total stockholders' equity                                 1,604,158
                                                                                ----------
                      Total liabilities and stockholders' equity                $2,374,146
                                                                                ==========

      See accompanying notes to condensed consolidated financial statements

                  BonusAmerica Worldwide Corp. and Subsidiaries
                     Condensed Consolidated Income Statement
                                   (unaudited)

                                          Three Months Ended  Three Months Ended
                                            March 31, 2005      March 31, 2004
Revenues:
Product sales                                 $    14,675       $   752,169
Advertising and list rentals                      645,267           126,609
                                              -----------       -----------
     Total revenues                               659,942           878,778

Cost of product sales                              46,527           397,999
                                              -----------       -----------

     Gross profit                                 613,415           480,779

Selling, general and administrative expenses      527,979           342,359
Amortization of intangible assets                  74,698            40,827
                                              -----------       -----------

Operating earnings                                 10,738            97,593

Other income                                        4,380             4,411
                                              -----------       -----------
Earnings before provision for
  income taxes                                     15,118           102,004

Provision for income taxes                         14,103            44,700
                                              -----------       -----------

     Net earnings                             $     1,015       $    57,304
                                              ===========       ===========

Basic and diluted earnings per share:                  --                --

Basic and diluted weighted average
shares outstanding                             19,862,000        19,862,000

      See accompanying notes to condensed consolidated financial statements

                  BonusAmerica Worldwide Corp. and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                   (unaudited)

                                                                      Three Months Ended   Three Months Ended
                                                                         March 31, 2005      March 31, 2004
Cash flows from operating activities:
     Net earnings                                                        $   1,015             $  57,304
     Adjustments to reconcile net earnings to net cash
        (used in) provided by operating activities:
            Depreciation and amortization                                  109,665                54,904
            Provision for income taxes                                      14,103                44,700

            Changes in operating assets:
                   Accounts receivable                                     318,368               (50,600)
                   Inventories                                              14,123                40,109
                   Payments and other current assets                       (74,632)             (145,022)
                   Accounts payable and accrued liabilities                (35,071)              141,964
                   Income Taxes                                             (1,324)                   --
                                                                         ---------             ---------
                   Net cash (used in) provided by operating activities     346,247               143,359
                                                                         ---------             ---------

Cash flows from investing activities:
     Purchases of equipment                                                 (2,327)                   --
     Cash paid for intangible assets                                       (24,544)             (102,934)
     Cash received in acquisition                                               --                    53
                                                                         ---------             ---------
                   Net cash used in investing activities                   (26,871)             (102,881)
                                                                         ---------             ---------

Cash flows from financing activities
  Amount due from a related party                                         (128,400)                   --
  Amount payable to a related party                                         52,474                    --
  Loan from a director                                                    (287,346)                   --
                                                                         ---------             ---------
  Net cash used in financing activities                                   (363,272)                   --

Net change in cash and cash equivalents                                    (43,896)               40,478

Effect of foreign currencies on cash flows                                    (256)                   --

Cash and cash equivalents, beginning of period                              88,317                    --
                                                                         ---------             ---------

Cash and cash equivalents, end of period                                 $  44,165             $  40,478
                                                                         =========             =========

      See accompanying notes to condensed consolidated financial statements

                  BONUSAMERICA WORLDWIDE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

On March 1, 2004, Longbow entered into a definitive agreement that acquired BonusAmerica Corporation ("BonusAmerica"), a California corporation, from Stanford International Holding Corporation ("Stanford"). This acquisition was accounted for as a reverse acquisition, whereby the assets of BonusAmerica were reported at their historical cost. Longbow issued 5 million forward-split restricted common shares to Stanford for 100% of BonusAmerica. The founders of Longbow also transferred 6.5 million restricted shares to Stanford to complete the transaction. As a result of the reverse acquisition, the financial statements of the BAWC become those of BonusAmerica. Although BAWC is the legal acquirer, it will be treated as having acquired BonusAmerica for accounting purposes (recapitalization) and all of the operations reported represent the historical financial statements of BonusAmerica. Stanford formed BonusAmerica Corporation (the "Company"), a California corporation, on October 23, 2003, for the purpose of acquiring the assets of the division of BonusAmerica from Stanford. On January 6, 2004, the Company acquired certain assets from Stanford, consisting primarily of receivables, inventories, property and equipment, and intangible assets, in exchange for the outstanding common stock of BonusAmerica. No liabilities were assumed by the Company. The assets acquired are reported at their historical bases since the acquisition is among entities under common control.

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

FINANCIAL STATEMENTS PREPARATION AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. For complete financial statements and related notes, refer to the Company's Annual Report on form 10-KSB for the year ended December 31, 2004.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the condensed consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company does not presently generate sufficient revenue to fund its operations and it will continue to require additional capital to continue and expand its business, the receipt of which cannot be assured. Currently, the Company estimates its monthly burn rate of approximately $100,000. In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements on a continuing basis and to succeed in its future operations.

To meet these objectives, the Company is actively taking measures to reduce its overhead significantly and it believes this will enable them to meet its needs for the next 12 months after March 31, 2005. The Company's ability to execute its business strategy, depends to a significant degree on its ability to obtain sufficient and timely future financing. The Company expects to raise additional capital through an additional offering of its equity securities or by incurring additional indebtedness in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. If the Company is unsuccessful in its endeavors, it may have to cease operations.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentration of credit risk - Financial instruments that potentially expose the Company to a concentration of credit risk are as follows:

Cash held at banks - The Company maintains cash balances at several banks. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000.

Geographic sales - The Company operates primarily in the United States, Hong Kong, and China. The Company's geographic sales as a percent of total revenue are as follows:

                                Three months ended 31   Three months ended 31
                                     March 2005              March 2004
           United States                 23%                     54%
           Hong Kong                     56%                     46%
           China                         21%                     --

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

Intangible assets - Intangible assets consist of costs paid to acquire personal customer information for use in its advertising and database rental activities and costs for formation of websites. Costs capitalized during the three months ended March 31, 2005 amounted to $24,544, and amortization totaled $74,698 (2004: $40,827). The carrying value at March 31, 2005 was $703,364. The Company amortizes the cost of these assets over a period ranging from three years to five years.

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

Advertising - The Company expenses costs of advertising and promotions as incurred with the exception of direct-response advertising costs. Statement of Position No. 93-7, "Reporting on Advertising Costs", provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period, which is generally less than 30 days. The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits. The Company uses direct-response marketing to attract customers to opt-in to the Company's database and buy goods offered on its website or a special promotion. The Company is able to document the responses of each customer to the email advertising that elicited the response. The percentage of costs attributable to future rental revenues are segregated and reported as intangible assets. For the three months ended March 31, 2005, direct-response advertising costs attributable to product sales and future estimated database rentals were 44% and 56%, respectively. Advertising expenses included in selling and marketing expenses for the three months ended March 31, 2005 were approximately $5,252 (2004: $80,876).

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

Earnings per share - The Company presents basic earnings per share ("EPS") and diluted EPS on the face of all statements of operations. Basic EPS is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. There were no dilutable securities outstanding during the periods presented, thus diluted EPS is the same as basic EPS.

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

NOTE 2 - SEGMENT INFORMATION

The Company has three main operating segments. The primary operating segment of the Company is advertising and list rental, which generated the majority of the Company's revenues. Approximately 98% of the revenues came from this segment for the three months ended March 31, 2005. The other segments, retail and wholesale, generated 2% of the Company's revenues for the three months ended March 31, 2005 and 85% for the three months ended March 31, 2004.

Segment information is as follows for the three months ended March 31, 2005 and March 31, 2004:

March 31, 2005
-------------------------   ----------   ----------     ----------      ----------   ----------
                                 Product sales       Advertising and
                            Wholesale      Retail      list rentals     Corporate     Total
-------------------------   ----------   ----------     ----------      ----------   ----------
Total revenues              $        0   $   14,675     $  645,267      $       --   $  659,942
-------------------------   ----------   ----------     ----------      ----------   ----------
Operating income (loss)              0     -200,687        211,425              --       10,738
-------------------------   ----------   ----------     ----------      ----------   ----------
Total assets                $        0   $  485,336     $1,888,810      $        0   $2,374,146
-------------------------   ----------   ----------     ----------      ----------   ----------

March 31, 2004
-------------------------   ----------   ----------     ----------      ----------   ----------
                                 Product sales       Advertising and
                            Wholesale      Retail      list rentals     Corporate     Total
-------------------------   ----------   ----------     ----------      ----------   ----------
Total revenues              $  399,840   $  352,329     $  126,609      $       --   $  878,778
-------------------------   ----------   ----------     ----------      ----------   ----------
Operating income (loss)        186,750      (94,063)         4,906              --       97,593
-------------------------   ----------   ----------     ----------      ----------   ----------
Total assets                $  145,022   $  754,124     $  472,623      $  184,368   $1,556,137
-------------------------   ----------   ----------     ----------      ----------   ----------

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

For the three months ended March 31, 2005, the Company's chief executive officer was paid $15,000 (2004: $12,750).

NOTE 4 - RELATED-PARTY TRANSACTIONS

Facilities

On March 1, 2004, the Company began renting warehouse and office facilities from Stanford on a month-to-month basis at $6,000 per month. In July, 2004, the Company's monthly rental obligation decreased to $3,500. During the three months ended March 31, 2005, payments to Stanford related to rent were $10,500 (2004:
$8,610).

Database Rentals

The Company rents its customer database to other divisions of Stanford. Rents charged are based on 15% of revenues generated from the use of the database. During the three months ended March 31, 2005, the Company generated revenues of $902 (2004: $27,450) from its database rentals.

Professional Staff Leased

On February 12, 2004, the Company entered into an agreement to pay Stanford a percentage of employee compensation based upon the percentage of employee hours used by the Company in 2003. In connection therewith, Stanford will charge the Company 68% of its total employee costs from January to March 2004. As of April 1, 2004, BonusAmerica started paying its own employment cost. During the three months ended March 31, 2004, the Company incurred $174,145, related to the leasing of professional staff.

Fixed Assets Rentals

On February 20, 2004, the Company agreed to lease property and equipment to Stanford based on a reasonable and agreed upon charge. Lease charges were approximately 25% of the depreciation expense in 2004. The same percentage is used for 2005 since the agreement between the Company and Stanford includes no agreed upon percentage. During the three months ended March 31, 2005, fixed asset rental income was $4,350 (2004: $4,350).

Amount Due From Affiliate

The Company advanced $128,400 to Stanford, an affiliated company, during the three months ended March 31, 2005.

Item 2. Management's Discussion and Analysis or Plan of Operation.

                           Forward Looking Statements

      The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

      History of the Company

      We were incorporated in the State of Nevada on February 1, 2002 under the name Longbow Mining, Inc. Prior to March 1, 2004, we were engaged in acquisition and exploration of mineral properties and evacuation of minerals located in British Columbia, Canada.

      On March 1, 2004, we purchased BonusAmerica Corporation, a California corporation, or BAC, a wholly-owned subsidiary of Stanford International Holding Corporation, a California corporation, or Stanford, from Stanford. In connection with the transaction, we issued 5 million shares of restricted common stock and Archer Pacific Management, Inc., an affiliate of Ernest Cheung (one of our founders), and Fred Tse (or one of his affiliates) transferred 6.5 million shares of our restricted common stock held by them to Stanford for all of the issued and outstanding shares of BAC. As a result of this transaction, Stanford became the beneficial owner of 57.9% of our then issued and outstanding shares of common stock and BAC became our wholly-owned subsidiary. Stanford is owned by Michael Mak, our current President, Chief Executive Officer and director, Carson Kwong, a former director, and Steven Wong. Michael Mak is also the Chief Executive Officer of Stanford and has the power to direct Stanford's votes. Our common stock is currently trading on the Over-the-Counter Bulletin Board under the symbol "BAWC."

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

      Overview and Future Plan of Operations

      We are a direct marketing, Internet commerce and media company based in Los Angeles, California with operations in Hong Kong and China. Our business consists of two divisions: Online Retailing and Media and Advertising. As of the date of this Report both divisions are operational. Strategically, we are shifting our business focus to our Media and Advertising division and away from our Online Retailing business as we believe our business-to-business Media and Advertising division, particularly in Hong Kong and China where we experienced profits in 2004 and in the first quarter of 2005, holds the greater potential for growth and profitability in the short and long term. We plan to eventually phase out our Online Retail business completely.

      During the three months ended March 31, 2005, we had revenues of $659,942 with earnings before income taxes of $15,118. We are expanding our sales force in China and Hong Kong to further promote and grow our Media and Advertising business. We are in the process of seeking additional financing to forward our business plan, but have not entered into any agreements to obtain such financing. There is no assurance that such financing will be available, or if available, that such financing will be available on reasonable terms. Even if we do obtain such financing, there is no assurance that we will be able to generate profitable operations.

      Because we have not yet raised the funding we believe is required to rollout our complete business plan, we have taken, and are continuing to take, steps to reduce our operating costs. We have decided to move a significant portion of our U.S. operations to China where we can benefit from lower overhead costs and further capitalize on the growth potential and success we have already experienced in our Media and Advertising business in Hong Kong and China. Some management and marketing operations will remain in the U.S. We have also closed some offices in China and consolidated manpower into fewer offices.

      Due to our shift away from our Online Retailing, during the three months ended March 31, 2005, our Online Retailing division generated 2% of our revenues while 98% of our revenues were generated by our Media and Advertising division. Over the next twelve months, we plan to continue to devote our resources to expanding and further developing our Media and Advertising division.

      The following table sets forth our net revenues by each operational division for the three months ended March 31, 2005 and 2004:

                           Three Months Ended March 31

                            2005       2004     Variance
                            ----       ----     --------
Online Retailing          $ 14,675   $752,169   -$737,494
Media and Advertising     $645,267   $126,609   +$518,658
---------------------------------------------------------
                  Total   $659,942   $878,778   -$218,836

      There are two primary reasons for lowered overall revenue this quarter when compared with the same period in 2004. First is the abovementioned shifting of focus to adverting and media business and away from online retailing. This shift is fully in progress and we have significantly lowered our online retailing revenues. Our media and advertising business has significantly increased as a result of re-focusing our resources on this segment of our business. The second reason for our lowered revenues, when compared to the previous period is that we have not yet obtained the additional funding we are seeking to increase the growth rate of our Advertising and Media business. These funds, if and when they are raised, will be used to further promote our Media and Advertising business.

      One example of how we plan to utilize additional funding, if we raise it, is to promote our new TradeDragon business. In the fourth quarter of 2004 we launched TradeDragon, a business-to-business trade portal in our Media and Advertising division. TradeDragon is a communications platform that enables international trade primarily between companies located in the U.S. and China. We have not yet fully developed and marketed our TradeDragon portal pursuant to our business plan because adequate funding for marketing, continued development and administrative support has not been raised. If and when adequate funding is raised, we intend to focus on operating, administering and expanding our TradeDragon trade portal. We also intend to implement new sales efforts in China to help generate sales for TradeDragon. As we expand operations in this area, we expect to generate increased revenues within three months after new funding is raised.

      Results of Operations for the Three Months Ended March 31, 2005 and March 31, 2004

      Revenues

      A. Online Retailing

      During the three month period ended March 31, 2005, we derived $14,675, or 2% of our total revenue, from our Online Retailing operations, representing a decrease from the comparable three month period ending March 31, 2005. Our retail sales declined $373,494, or 98%, for the three months ended March 31, 2005 as compared to the comparable period in 2004. The decrease in our retail product sales is attributable to our election to reduce the marketing and advertising of our Online Retail business in an attempt to focus on building our more profitable Media and Advertising division.

      B. Media and Advertising

      During the three month period ended March 31, 2005, we derived $645,267, or 98%, of our total revenue, from our Media and Advertising division. This represents an increase of $518,658 from the comparable three month period ending March 31, 2004. This increase is attributable to our increased focus on building our Media and Advertising business.

      Cost of Sales

      Cost of sales were $46,527 for the three month period ended March 31, 2005 as compared to $ 397,999 for the three month period ended March 31, 2004. The decrease in costs for the three month period ended March 31, 2005 is attributable to lower advertising expenses for our Online Retailing business which is in line with our strategic shift of resources away from Online Retailing and to Advertising and Media.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses were $527,979 for the three month period ended March 31, 2005 as compared to $342,359 for the three month period ended March 31, 2004. The increase in expenses during the three month period ended March 31, 2005 was primarily attributable to the operations of Sino Trade, our Hong Kong subsidiary, which is responsible for our Media and Advertising business in Hong Kong and China.

      Total marketing expenses were $47,460 for the three month period ended March 31, 2005 as compared to $83,085 for the three month period ended March 31, 2004. The decrease in marketing expenses for the three month period ended March 31, 2005 as compared to March 31, 2004 was due to the elimination of promotional spending for Online Retailing.

      Net Earnings/Loss

      Our Online Retailing operations had net losses of $200,687 for the three month period ended March 31, 2005 as compared to a net loss of $94,063 for the three month period ended March 31, 2004. The operating loss reflects the anticipated lower sales due to refocusing resources to our Advertising and Media operations. We believe that operating losses from our Online Retailing operations will decrease as we continue to take actions to reduce overhead and expenses relating to Online Retailing.

      Operating income from our Media and Advertising operations was $211,425 for the three month period ended March 31, 2005 as compared to $4,906 for the three month period ended March 31, 2004. The operating income reflects increased Media and Advertising sales. We believe that our operating income will continue to increase as we expand our Media and Advertising operations. There can be no assurance that we will achieve or maintain profitability or that any revenue growth will take place in the future even if we do obtain the financing that we seek.

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

      Liquidity and Capital Resources for the Three Month Period Ended March 31, 2005 and 2004.

      We generated cash flows from operations in the amount of $346,247 for the three month period ended March 31, 2005 primarily attributable to cash collections on outstanding receivables since year end of approximately $318,000 offset by prepayments and payments on outstanding liabilities of approximately $111,000 and non-cash expenses such as depreciation, amortization and provision for income taxes of approximately $124,000. Cash flows generated from operating activities for the comparable period in 2004 were $143,359 primarily attributable to increases in operating expenses of approximately $145,000, offset by an increase in accounts receivable ($51,000) and a decrease inventories ($40,100) resulting from the increased sale of our product since year end.

      We have funded our cash needs from inception through March 31, 2005 and to the date of this Report through positive cash flow and contributions of up to $250,000 from Stanford and income from operations. Our future liquidity will depend on our revenue growth and our ability to sell our products and services at positive gross margins and control our operating expenses. Over the coming twelve months, we expect to spend approximately $1,200,000 for operating expenses assuming revenue growth and no significant change in marketing or product development strategies. We expect to meet these capital needs from sales revenues and, to the extent we do not have sufficient revenues, from our existing cash reserves or other external sources of financing.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      We are a party to a limited number of claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of these matters exists and future litigation may adversely affect us. We are unaware of any matters that may have material impact on our financial position, results of operations, or cash flows.

Item 2. Changes in Securities and Use of Proceeds.

      None.

Item 3. Defaults Upon Senior Securities.

      Not Applicable.

Item 4. Submission of Matters To a Vote Of Security Holders.

      None.

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

      Our operations can be divided into two active divisions:

      o Online Retailing: We merchandise, market, sell and distribute a wide variety of products which include household products, electronics, fashion accessories, personal interest items and other general merchandise on our website at www.bonusamerica.com to our customers in an "Opted-In" database of approximately 15,000,000 e-mail and approximately 3,000,000 postal addresses.

      o Media and Advertising: We derive revenue from the rental of e-mail and postal address lists to selected other marketers, and from selling advertising space on our various Internet marketing portals. In the fourth quarter of 2004 we launched TradeDragon, our international Business-to-Business trade portal which links member businesses that are interested in developing or expanding operations in the United States and China markets, with complementary members of TradeDragon. We intend to launch www.BonusChina.com an online entertainment, information and services portal in China when and if funding is available to do so.

      In addition to our Los Angeles operations, we also have an office in Hong Kong, which serves as our communications center in Asia. Our Hong Kong office provides product sourcing services to our merchandising team in Los Angeles. We believe that this international product sourcing-merchandising relationship enables us to bring many leading edge products to our BonusAmerica customers.

      We have also established a wholly-owned subsidiary, Sino Trade - Intelligent Development Corp. LTD., an organization formed under the laws of Hong Kong, or Sino Trade, to provide infrastructure support for our operations in China and Hong Kong and to help generate sales for our Media and Advertising business in Hong Kong and China. Sino Trade was been successful in generating revenue and profit in the first quarter of 2005. Through Sino Trade, we now operate three offices in mainland China and one office in Hong Kong. We closed two of our offices in China to help reduce overhead. Our offices in China are located throughout the Guangdong Province, the manufacturing center that was responsible for approximately 35% of China's total exports for 2004. The fourth office is located in Hong Kong and serves as our China communications hub. Communications between this Hong Kong office and the U.S. headquarters in Los Angeles allows for seamless international business operations. Corporate management and strategy, marketing, IT and US Sales are handled in the U.S. office while China marketing, sales and product sourcing and production are executed and managed by our offices located in China. We currently serve customers within the U.S., Hong Kong, China, and Canada.

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

      Media and Advertising Division

      In 2003, we began operations of our online media and advertising distribution network. We generate media and advertising revenue by charging advertisers for: (i) distributing their advertisements on our online shopping and coupon portals (B2C); and (ii) allowing them to market directly to our subscribers in our Opted-In database who have opted to receive offers such as those offered by the advertisers. Our media and advertising division initially included www.CouponsRewardsSavings.com, which is currently inactive. Based upon our original success with www.CouponsRewardsSavings.com, we expanded our media and advertising division and developed the following suite of online businesses that make up our advertising distribution network:

      o Consumer Database Rentals (marketing to subscribers in our Opted-In database);
      o     TradeDragon; and
      o     BonusChina.com entertainment, information and services portal
            (planned).

      With the exceptions of our Consumer Database Rentals and TradeDragon, each of our Advertising Distribution components listed above will remain inactive until management determines that adequate resources are available to operate them profitably.

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

      TradeDragon (Inactive). TradeDragon was launched in the fourth quarter of 2004 and is a B2B trade portal that connects businesses that desire to trade between China and the United States. Supplier members are charged a membership fee to participate in TradeDragon. TradeDragon members connect with each other through the TradeDragon.com website, which allows them to search for buyers and suppliers that match their specific requirements.

      TradeDragon initially will target: (i) U.S.-based buyers seeking to buy from suppliers in China; and (ii) China-based suppliers seeking to sell to the United States. Thereafter, we intend to target U.S.-based businesses that desire to conduct business in China through the export of goods and services and/or establish partnership arrangements with retailing or selling partners in China. Through our proprietary system called DragonDynamics, we are able to drive both buyer and seller side traffic to our TradeDragon portal. We intend to generate revenue from companies that wish to sell to or partner with companies in the U.S. and/or China through the sale of TradeDragon memberships and ancillary products and services. Memberships, products and services are sold via direct marketing, trade publication advertising and through our existing sales force in China and Hong Kong.

      TradeDragon members benefit from our proprietary business system, DragonDynamics(TM), which drives custom-tailored online business traffic to each individual member based on that member's specific requirements.
DragonDynamics(TM) was developed internally by us based on a combination of our proprietary industry knowledge and our direct marketing expertise and other trade secrets.

      TradeDragon was launched on schedule. The website is active. Because the company has not yet raised the funding necessary to implement a full rollout, management expects minimal sales until such a rollout can be funded.

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

      Sales and Marketing Plan

      We are concentrating our limited marketing budget on the sales of our Media and Advertising services, particularly in Hong Kong and China where success has already been demonstrated. These services are sold by the sales force in China with support from a small staff in the Los Angles office.

      We plan to launch a TradeDragon marketing campaign when and if sufficient funds and resources are available.

      We will continue minimal marketing for online retailing through BonusAmerica websites, but plans to phase this business out in order to fully concentrate on our Media and Advertising business.

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

      Seasonality

      Except for our business related to our TradeDragon portal, our business is highly seasonal, with sales peaks in the end-of-year holiday shopping seasons as well as for Mother's Day, Father's Day and graduation gift giving. A substantial portion of our total revenues, and all or most of our net earnings, occur in our fourth fiscal quarter ending December 31. We generally experience lower revenues during the other quarters and, as is typical in the retail industry, have incurred and may continue to incur losses in these quarters. In addition, similar to many retailers, we make merchandising and inventory decisions for the holiday season well in advance of the holiday selling season. Accordingly, unfavorable economic conditions or deviations from projected demand for products during the fourth quarter could have a material adverse effect on our financial position or results of operations for the entire fiscal year. The fourth quarter accounted for 40% of total revenues in fiscal year 2004. In addition, the fourth quarter accounted for a substantial portion of our net earnings in 2004.

      Facilities

      On March 1, 2004, we began renting warehouse and office facilities consisting of approximately 5,000 square feet from Stanford (which leases the premises from Anjac) on a month-to-month basis at $6,000 per month. In July 2004, our monthly rental obligation decreased to $3,500. During the three months ended March 31, 2005, payments to Stanford related to rent were $10,500.

      Employees

      As of March 31, 2005, we employed approximately 108 associates, approximately 95% of whom were full-time. We consider our associate relations to be good.

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

      Risks Related To Our General Operations

      We Will Need Additional Capital Immediately to Expand and Develop Our Business. We are presently only generating minimal revenue from our Online Retailing operations. Until such time as our Online Retailing and Media and Advertising divisions generate sufficient revenue to fund our operations, we will continue to require additional capital to continue and expand our business, the receipt of which cannot be assured. Currently, we have a monthly burn rate of approximately $100,000. We believe that we have sufficient capital derived from the proceeds of our operations to meet our needs for the next 12 months after March 31, 2005, however, we are actively taking measures to reduce our overhead significantly, which we believe will enable us to meet our needs for the next 12 months after March 31, 2005. Our ability to execute our business strategy, depends to a significant degree on our ability to obtain sufficient and timely future financing.

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

      We Could Be Liable for Unlawful or Fraudulent Activities by Users of Our Online Portals. In operating our online portals such as BonusAmerica and Trade Dragon, we rely on participants to make accurate representations and provide reliable delivery, and on buyers to pay the agreed purchase price. We may be unable to prevent users of our online portals from making unlawful representations, selling unlawful goods, or from selling goods in an unlawful manner. We may face civil or criminal liability for unlawful and fraudulent activities by our users under U.S. laws and the laws and regulations of other countries. In addition, if we are unsuccessful in preventing our users from providing content that is either illegal or that violates the proprietary rights of others, it may result in liability to us. Any costs we incur as a result of liability relating to the sale of unlawful goods, the unlawful sale of goods, the fraudulent receipt of goods, or the fraudulent collection of payments could harm our business.

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

      We May Be Unable to Protect Our Internet Domain Names, Which are Essential to Our Business. Our Internet Domain Names are Critical to Our Brand Recognition and Our Overall Success. We have many registered domain names relating to our brand, including BonusAmerica.com, TradeDragon, RateandSave and More2Save. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries has changed and is subject to further change in the future. As a result, we may be unable to acquire or maintain relevant domain names in the United States and in other countries where we conduct business. Furthermore, we may be unable to protect our domain names or prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our domain names, trademarks and other intellectual property rights. If we are unable to protect these domain names, our competitors could capitalize on our brand recognition and create confusion that diverts traffic to other websites away from our online services, thereby adversely affecting our business.

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

      The factors that could cause our operating results to fluctuate include, but are not limited to:

      o     fluctuations in the amount of customer spending on the Internet;
      o     our ability to generate significant advertising revenues;
      o     our ability to build and maintain customer loyalty;
      o the introduction of new or enhanced Web pages, services, products and strategic alliances by us and our competitors;
      o price competition on the Internet or higher wholesale prices in general;
      o     the success of our brand building and marketing campaigns;
      o our ability to acquire merchandise, manage our product mix and inventory, and fulfill orders;
      o the introduction by our competitors of websites, products, services, or improvements;
      o our ability to maintain our distributor, vendor and other key corporate relationships;
      o     increases in the cost of online or offline advertising;
      o unexpected increases or disruptions in shipping costs or delivery times;
      o     government regulations related to use of the Internet for commerce;
      o our ability to maintain, upgrade and develop our Web site, transaction processing systems and network infrastructure;
      o     technical difficulties, system downtime or Internet brownouts;
      o the amount and timing of operating costs and capital expenditures relating to maintaining our business, operations and infrastructure;
      o general economic conditions and economic conditions specific to the Internet and online commerce; and
      o additions or departures of key personnel; and o certain analyst reports, news, and speculation.

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

      Future Sales of Our Common Shares Could Depress the Price of the Common Shares. Future sales of common shares by us or our existing shareholders could adversely affect the prevailing market price of the common shares. As of May 20, 2005, we had 19,862,000 common shares outstanding. Each of Stanford and Archer Pacific Management, Inc. (an affiliate of Ernest Cheung, our former director and officer) owns 11,500,000 shares or approximately 57.9% and 2,351,380 or approximately 11.84%, respectively, of our issued and outstanding common stock. Approximately 13,862,000 are "restricted securities" which can be resold in the public market only if registered with the Securities and Exchange Commission or pursuant to an exemption from registration.

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

RELATED TRANSACTIONS

      Employment Agreement

      On January 1, 2004, we entered into a binding letter of employment with Michael Mak, our chief executive officer, which provides for an annual salary of $100,000, plus bonuses of up to 1% of base salary. We intend to enter into a long-form employment agreement with Mr. Mak in the near future. On January 15, 2004, the Company amended the employment agreement to adjust the salary to $60,000 per year plus bonuses of up to 1% of net sales of BonusAmerica over and above $10 million, valid for one year. The contract was amended to approximate the fair value of services rendered. For the three months ended March 31, 2005, the Company's chief executive officer was paid $15,000 (2004: $12,750).

      Facilities

      On March 1, 2004, we began renting warehouse and office facilities from Stanford on a month-to-month basis at $6,000 per month. In July, 2004, our monthly rental obligation decreased to $3,500. During the three months ended March 31, 2005, payments to Stanford related to rent were $10,500 (2004:
$8,610).

      Database Rentals

      We rent our customer database to other divisions of Stanford. Rents charged are based on 15% of revenues generated from the use of the database by Stanford's other divisions. During the three months ended March 31, 2005 and 2004, we received $902 and $27,450, respectively, from Stanford and other affiliates in connection with database rentals. This arrangement is terminable by us upon notice to Stanford.

      Leasing of Professional Staff

      On February 12, 2004, we entered into an oral agreement to lease from Stanford certain employees. Pursuant to the terms of the agreement, we would pay a portion of the leased employee's compensation costs based upon the percentage of employee hours used by us in 2003. In connection therewith, Stanford charged us 68% of its total employee costs from January to March 2004. In April 1, 2004, we started paying our own employment cost, and we ceased to lease professional staff from Stanford. During the three months ended March 31, 2004, we incurred approximately $174,145 related to the leasing of professional staff.

      Fixed Assets Rentals

      On February 20, 2004, we agreed to lease property and office and other equipment from Stanford based on a reasonable and agreed upon charge. Lease charges were approximately 25% of the depreciation expense in 2003. The same percentage is used for 2005 since the agreement between us and Stanford includes no agreed upon percentage. During the three months ended March 31, 2005 and 2004, fixed asset rental income was $4,350 and $4,350, respectively. We intend to continue leasing the property and office and other equipment in the near future.

      Amounts due from affiliate

      During the three months ended March 31, 2005, we advanced the amount of $128,400 as an interest-free loan to Stanford.

      "AHNSER" Private Label Products

      We purchase consumer electronics and hardware sold under the private label "AHNSER," which products are sold under our BonusAmerica.com website. We are not a party to any long term purchase agreements and may elect to cease marketing "AHNSER" products at any time. We intend to expand our "AHNSER" offerings in the near future. As of the date of this Report, we have derived nominal revenues from our sale of "AHNSER" products.

Item 6. Exhibits and Reports on Form 8-k.

      (a) Reports on Form 8-K:

We filed the following Current Report on Form 8-K during the quarter covered by this Form 10-QSB.

As Current Report filed on January 4, 2005 in which we disclosed the resignation of Carson Kwong from his position as a director of the Company and the appointment of Kam Chuen Lau to serve as a replacement director.

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

                                       BonusAmerica Worldwide Corp.
                                       (Registrant)

Date: May 23, 2005                     By: /s/ Michael Mak
                                           -------------------------------------
                                       Chief Executive Officer and Director

Date: May 23, 2005                     By: /s/ Michael Mak
                                           -------------------------------------
                                       Chief Financial Officer