Form 10QSB
period 2005-06-30
BONUSAMERICA WORLDWIDE CORP.
filed 2005-08-22
CIK 1171689

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      |X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005

      |_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period ---------------- to ----------------

                   Commission File Number 333-64804
                                -------

                     BONUSAMERICA WORLDWIDE CORP.
   -----------------------------------------------------------------
   (Exact name of small Business Issuer as specified in its charter)

                 Nevada                                  75-3026459
    -------------------------------             ---------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

       834 S. Broadway, 5th Floor, Los Angeles, California 90014
       ---------------------------------------------------------
               (Address of principal executive offices)

                            (213) 243-1505
           ------------------------------------------------
           (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
      Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,862,000 shares common stock outstanding as of August 15, 2005.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

BONUSAMERICA WORLDWIDE CORP.,
FORM 10-QSB
INDEX

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements and Condensed Notes
         Condensed Consolidated Balance Sheet as of June 30, 2005
          (unaudited)                                                          3
         Condensed Consolidated Income Statement For The Three Months
          And Six Months Ended June 30, 2005 And 2004 (unaudited)              4
         Condensed Consolidated Statement Of Cash Flows For The Three          5
          And Six Months Ended June 30, 2005 And 2004 (unaudited)
         Notes To Condensed Consolidated Financial Statements
         (unaudited)                                                           6

Item 2.  Management's Discussion and Analysis or Plan of Operation            13
Item 3.  Controls and Procedures                                              32

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    33
Item 2.  Changes in Securities and Use of Proceeds                            33
Item 3.  Defaults Upon Senior Securities                                      33
Item 4.  Submission of Matters to a Vote of Security Holders                  33
Item 5.  Other Information                                                    33
Item 6.  Exhibits and Reports on Form 8-K                                     33
         Signatures                                                           33

                 BonusAmerica Worldwide Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                   (unaudited)
                                                                     June 30,
                                                                       2005
                                                                   ------------
ASSETS

Current assets:
   Cash and cash equivalents                                       $     20,480

   Restricted cash                                                       20,000
   Accounts receivable                                                1,050,102
   Inventories                                                            5,527
   Amount due from related party                                        199,919
   Prepaid and other current assets                                     112,028
                                                                   ------------
      Total current assets                                            1,408,056

Property, plant, and equipment, net accumulated
 depreciation of $211,894                                               399,603
Intangible assets, net accumulated amortization
 of $451,872                                                            657,675
                                                                   ------------
      Total assets                                                 $  2,465,334
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Loan from a director                                            $        978
   Accounts payable and accrued liabilities                             477,146

   Income tax payables                                                  196,908
   Amounts due to related party                                         115,426
                                                                   ------------
      Total current liabilities                                         790,458
                                                                   ------------

Stockholders' equity
   Common stock, $0.001 par value; 75,000,000
    shares authorized; 19,862,000
    issued and outstanding                                               19,862
   Other comprehensive income                                              (320)
   Additional paid-in capital                                         1,219,095
   Retained earnings                                                    436,239

                                                                   ------------
      Total stockholders' equity                                      1,674,876

                                                                   ------------
      Total liabilities and stockholders' equity                   $  2,465,334
                                                                   ============

     See accompanying notes to condensed consolidated financial statements

                 BonusAmerica Worldwide Corp. and Subsidiaries
                    Condensed Consolidated Income Statement
                                   (unaudited)

                                                    Three Months Ended            Six Months Ended
                                                --------------------------  --------------------------
                                                  June 30,      June 30,      June 30,      June 30,
                                                    2005          2004          2005          2004
                                                ------------  ------------  ------------  ------------
Revenues:
Product sales                                         26,302       833,210        40,977     1,585,379
Advertising and list rentals                         623,081       129,733     1,268,348       256,342
                                                ------------  ------------  ------------  ------------
   Total revenues                                    649,383       962,943     1,309,325     1,841,721

Cost of product sales                                166,630       469,983       213,157       867,982
                                                ------------  ------------  ------------  ------------

   Gross profit                                      482,753       492,960     1,096,168       973,739

Selling, general and administrative expenses         279,756       382,252       807,736       724,611

Amortization of intangible assets                     77,089        49,886       151,787        90,713
                                                ------------  ------------  ------------  ------------

Operating earnings                                   125,908        60,822       136,645       158,415

Other income                                          10,219        10,583        14,598        14,994
                                                ------------  ------------  ------------  ------------

Earnings before provision for income taxes           136,127        71,405       151,243       173,409

Provision for income taxes                            64,872        26,576        78,974        71,276
                                                ------------  ------------  ------------  ------------

   Net earnings                                 $     71,255  $     44,829  $     72,269  $    102,133
                                                ============  ============  ============  ============

Basic and diluted earnings per share share:     $       0.00  $       0.00  $       0.00  $       0.01
                                                ============  ============  ============  ============
Basic and diluted weighted average
shares outstanding                                19,862,000    19,862,000    19,862,000    19,862,000

     See accompanying notes to condensed consolidated financial statements

                 BonusAmerica Worldwide Corp. and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                   (unaudited)

                                                             Six Months Ended
                                                          ---------------------
                                                           June 30,    June 30,
                                                             2005        2004
                                                          ---------   ---------
Cash flows from operating activities:
   Net earnings                                           $  72,269   $ 102,133
   Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                         218,175     118,770
      Change in income taxes                                 77,651     (71,012)
      Changes in operating assets:
         Accounts receivable                                 39,609      24,140
         Inventories                                        113,029      79,842
         Prepaid and other current assets                   (23,897)    (17,546)
         Accounts payable and accrued liabilities           (95,621)     69,066
                                                          ---------   ---------
         Net cash provided by operating activities          401,215     447,417
                                                          ---------   ---------
Cash flows from investing activities:
   Purchases of equipment                                    (2,515)     (8,745)
   Cash paid for intangible assets                          (47,102)   (185,122)
   Cash received in acquisition                                  --          53
   Issuance of note receivable                                   --     (50,000)
                                                          ---------   ---------
         Net cash used in investing activities              (49,617)   (243,814)
                                                          ---------   ---------
Cash flows from financing activities:
   Loan from a director                                    (300,047)         --
   Advances to related party                               (199,919)

   Amounts payable to related parties                        81,324          --
   Amount due from affiliates                                    --     (25,000)
                                                          ---------   ---------
         Net cash used in financing activities             (418,642)    (25,000)

Increase/(decrease) in cash and cash equivalents            (67,044)    178,603

Effect of foreign currencies on cash flows                     (793)         --

Cash and cash equivalents, beginning of period               88,317          --
                                                          ---------   ---------
Cash and cash equivalents, end of period                  $  20,480   $ 178,603
                                                          =========   =========

     See accompanying notes to condensed consolidated financial statements.

BONUSAMERICA WORLDWIDE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. For complete financial statements and related notes, refer to the Company's Annual Report on form 10-KSB for the year ended December 31, 2004, as filed with the SEC.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the condensed consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company does not presently generate sufficient revenue to fund its operations and it will continue to require additional capital to continue and expand its business, the receipt of which cannot be assured. Currently, the Company estimates its monthly burn rate is approximately $100,000. In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements on a continuing basis and to succeed in its future operations.

To meet these objectives, the Company is actively taking measures to reduce its overhead significantly and it believes this will help them to meet their needs for the next 12 months after June 30, 2005. The Company's ability to execute its business strategy, depends to a significant degree on its ability to obtain sufficient and timely future financing. The Company expects to raise additional capital through an additional offering of its equity securities or by incurring additional indebtedness in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. If the Company is unsuccessful in its endeavors, it may have to cease operations.

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

Geographic sales - The Company operates primarily in the United States, Hong Kong, and China. The Company's geographic sales as a percent of total revenue are as follows:

                      Six months ended      Six months ended
                        June 30, 2005         June 30, 2004
United States                3%                   100%
Hong Kong                    20%                   *%
China                        77%                   *%

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

Intangible assets - Intangible assets consist of costs paid to acquire personal customer information for use in its advertising and database rental activities and costs for formation of websites. Costs capitalized during the six months ended June 30, 2005 amounted to $47,102, and amortization totaled $151,787 (2004: $90,713). The carrying value at June 30, 2005 was $657,675. The Company amortizes the cost of these assets over a period ranging from three years to five years.

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

Advertising - The Company expenses costs of advertising and promotions as incurred with the exception of direct-response advertising costs. Statement of Position No. 93-7, "Reporting on Advertising Costs", provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period, which is generally less than 30 days. The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits. The Company uses direct-response marketing to attract customers to opt-in to the Company's database and buy goods offered on its website or a special promotion. The Company is able to document the responses of each customer to the email advertising that elicited the response. The percentage of costs attributable to future rental revenues are segregated and reported as intangible assets. For the six months ended June 30, 2005, direct-response advertising costs attributable to product sales and future estimated database rentals were 44% and 56%, respectively. Advertising expenses included in selling and marketing expenses for the six months ended June 30, 2005 were approximately $39,608 (2004: $145,450).

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

Fair value of financial instruments - Financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, amounts due to / from related parties and amounts payable to director. The carrying value approximate their fair values because of their short-term nature.

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

Recent Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC issued a release which amends the compliance dates for SFAS No. 123R. We do not expect the adoption of SFAS No. 123R and SAB 107 to have a material impact on the Company's financial statements.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have any impact on the Company's financial statements.

NOTE 2 - SEGMENT INFORMATION

The Company has three main operating segments. The primary operating segment of the Company is advertising and list rental, which generated the majority of the Company's revenues. Approximately 97% of the revenues came from this segment for the six months ended June 30, 2005. The other segments, retail and wholesale, generated 3% of the Company's revenues for the six months ended June 30, 2005 and 14% for the six months ended June 30, 2004.

Segment information is as follows for the six months ended June 30, 2005 and June 30, 2004:

June 30, 2005
---------------------------------------------------------------------------------------------------------------------------------
                            Product sales                             Advertising and
                              Wholesale              Retail             list rentals           Corporate             Total
-----------------------  -------------------  -------------------   -------------------  -------------------  -------------------
Total revenues           $                --  $            40,977   $         1,268,348  $                --  $         1,309,325
-----------------------  -------------------  -------------------   -------------------  -------------------  -------------------
Operating income (loss)                   --             (418,468)              555,113                   --              136,645
-----------------------  -------------------  -------------------   -------------------  -------------------  -------------------
Total assets             $                --  $           323,647   $         2,141,687  $                    $         2,465,334
-----------------------  -------------------  -------------------   -------------------  -------------------  -------------------

June 30, 2004
---------------------------------------------------------------------------------------------------------------------------------
                            Product sales                             Advertising and
                              Wholesale              Retail             list rentals           Corporate             Total
-----------------------  -------------------  -------------------   -------------------  -------------------  -------------------
Total revenues           $           827,424  $           757,955   $           256,342  $                --  $         1,841,721
-----------------------  -------------------  -------------------   -------------------  -------------------  -------------------
Operating income (loss)              379,500             (241,264)               20,179                   --              158,415
-----------------------  -------------------  -------------------   -------------------  -------------------  -------------------
Total assets             $                --  $           850,889   $           497,677  $           207,326  $         1,555,892
-----------------------  -------------------  -------------------   -------------------  -------------------  -------------------

Segment information is as follows for the three months ended June 30, 2005 and June 30, 2004:

June 30, 2005
---------------------------------------------------------------------------------------------------------------------------------
                            Product sales                             Advertising and
                              Wholesale              Retail             list rentals           Corporate             Total
-----------------------  -------------------  -------------------   -------------------  -------------------  -------------------
Total revenues           $                --  $            26,302   $           623,081  $                --  $           649,383
-----------------------  -------------------  -------------------   -------------------  -------------------  -------------------
Operating income (loss)                   --             (220,610)              346,517                   --              125,908
-----------------------  -------------------  -------------------   -------------------  -------------------  -------------------

June 30, 2004
---------------------------------------------------------------------------------------------------------------------------------
                            Product sales                             Advertising and
                              Wholesale              Retail             list rentals           Corporate             Total
-----------------------  -------------------  -------------------   -------------------  -------------------  -------------------
Total revenues           $           427,584  $           405,626   $           129,733  $                --  $           962,943
-----------------------  -------------------  -------------------   -------------------  -------------------  -------------------
Operating income (loss)  $           192,750  $          (147,201)  $            15,273  $                --  $            60,822
-----------------------  -------------------  -------------------   -------------------  -------------------  -------------------

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to a limited number of claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of the Company exists and future litigation may adversely affect the Company. Management is unaware of any matters that may have material impact on the Company's financial position, results of operations or cash flows.

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

For the six months ended June 30, 2005, the Company's chief executive officer's salary charged to operations was $30,000 (2004: $24,500).

NOTE 4 - RELATED-PARTY TRANSACTIONS

Facilities

On March 1, 2004, the Company began renting warehouse and office facilities from Stanford on a month-to-month basis at $6,000 per month. In July, 2004, the Company's monthly rental obligation decreased to $3,500. During the six months ended June 30, 2005, payments to Stanford related to rent were $21,000 (2004:
$26,610).

Database Rentals

The Company rents its customer database to other divisions of Stanford. Rents charged are based on 15% of revenues generated from the use of the database. During the six months ended June 30, 2005, the Company generated revenues of $2,093 (2004: $10,291) from its database rentals.

Professional Staff Leased

On February 12, 2004, the Company entered into an agreement to pay Stanford a percentage of employee compensation based upon the percentage of employee hours used by the Company in 2003. In connection therewith, Stanford will charge the Company 68% of its total employee costs from January to March 2004. As of April 1, 2004, BonusAmerica started paying its own employment cost. During the six months ended June 2005, the Company incurred $0 (2004: $174,145) related to the leasing of professional staff.

Fixed Assets Rentals

On February 20, 2004, the Company agreed to lease property and equipment to Stanford based on a reasonable and agreed upon charge. Lease charges were approximately 25% of the depreciation expense in 2004. The same percentage is used for 2005 since the agreement between the Company and Stanford includes no agreed upon percentage. During the six months ended June 30, 2005, fixed asset rental income was $8,700 (2004: $8,700).

Amount Due From Affiliate

The Company advanced $199,919 to Stanford, an affiliated company, during the six months ended June 30, 2005. The advances are non interest bearing, unsecured and repayable on demand.

Amount due to related party

Amount due to a related party of $115,426 represents $40,089 due to Michael Mak, the Company's President and Chief Executive Officer, for expenses paid on behalf of BonusAmerica payable on demand, and $75,337 due to Megamooch (an entity partially owned by Michael Mak) from Sino-Trade, payable on demand.

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

                                    OVERVIEW

      We are a direct marketing, Internet commerce and media company based out of Los Angeles, California with operations in Hong Kong and China. We are currently engaged primarily in international business-to-business media and advertising services wherein we provide manufacturers and other businesses in China and Hong Kong - who desire to increase their export sales - with eCommerce solutions, and direct response advertising via multiple advertising distribution channels. Originally we were also involved in consumer marketing mostly via Internet, but have phased out our Online Retail businesses in order to focus on our Media and Advertising business. We will retain our consumer database and our online retailing system.

      Our Media and Advertising business offers manufacturers and marketers - who are primarily located in China and Hong Kong - various direct response marketing vehicles and ecommerce solutions to help these businesses increase their export marketing sales. Specifically we offer email marketing, website design & hosting, online promotions, printed advertising in our quarterly industrial magazine and direct mailing services. In the fourth quarter of 2004 we launched TradeDragon, our international Business-to-Business trade portal which links member businesses that are interested in developing or expanding operations in the United States and China markets, with complementary members of TradeDragon.

      We currently have offices in Los Angeles, Hong Kong and China. The offices in Hong Kong and China are operated through our wholly-owned subsidiary, Sino Trade - Intelligent Development Corp. LTD., an organization formed under the laws of Hong Kong, or Sino Trade.

      Online Retailing

      We originally established our Online Retailing division in 2002 through our BonusAmerica web site located at www.BonusAmerica.com. This division has been phased out. The BonusAmerica website offered a collection of low cost ($9.99 - $99.99) household products, electronics, fashion accessories, personal interest items and other general merchandise directly to retail and wholesale consumers located in the United States. We will retain our opted-in consumer database and our online retailing infrastructure.

      Media and Advertising Division

      In 2003, we began operations of our online media and advertising distribution network. We generate media and advertising revenue by charging advertisers for: (i) distributing their advertisements on our online shopping and coupon portals (B2C); and (ii) allowing them to market directly to our subscribers in our Opted-In database who have opted to receive offers such as those offered by the advertisers. Our Media and Advertising division initially included www.CouponsRewardsSavings.com, which is currently inactive. Based upon our original success with www.CouponsRewardsSavings.com, we expanded our media and advertising division to include business-to-business media and advertising sales. Currently we are focusing only on selling our business-to-business Media and Advertising services to companies in Hong Kong and China who are seeking to improve their export business. We have plans for other operations, however these plans are currently on hold until the company has adequate capital to fund their growth.

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

      TradeDragon initially will target: (i) U.S.-based buyers seeking to buy from suppliers in China; and (ii) China-based suppliers seeking to sell to the United States. Thereafter, we intend to target U.S.-based businesses that desire to conduct business in China through the export of goods and services and/or establish partnership arrangements with retailing or selling partners in China. Through our proprietary system called DragonDynamicsTM, we are able to drive both buyer and seller side traffic to our TradeDragon portal. We intend to generate revenue from companies that wish to sell to or partner with companies in the U.S. and/or China through the sale of TradeDragon memberships and ancillary products and services. Memberships, products and services are sold via direct marketing, trade publication advertising and through our existing sales force in China and Hong Kong.

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

      Given the success of our Media and Advertising business in Hong Kong and China, and the potential for future growth therein, management intends to continue to concentrate resources in this area and as such, in the foreseeable future, plans to expand the Media and Advertising business, particularly in Hong Kong and China, as a means of generating profit.

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

      Seasonality

      Our business-to-business Media and Advertising business does not have the seasonality fluctuations as did our now-phased-out online retailing business.

      Facilities

      On March 1, 2004, we began renting warehouse and office facilities consisting of approximately 5,000 square feet from Stanford (which leases the premises from Anjac) on a month-to-month basis at $6,000 per month. In July 2004, our monthly rental obligation decreased to $3,500. During the three and six months ended June 30, 2005, payments to Stanford related to rent were $10,500 and $21,000, respectively.

      Employees

      As of June 30, 2005, we employed approximately 27 fulltime associates and 42 commissioned salespeople. We consider our associate relations to be good.

      Available Information

      Our Internet address is www.BonusAmerica.com/bacorp. Information on our Web site is not incorporated into this annual report.

                            FUTURE PLAN OF OPERATIONS

      Our business consists of two divisions: Online Retailing and Media and Advertising. As of the date of this Report both divisions are operational, though the Online Retailing division is in the process of winding down. Strategically, we have shifted our business focus to our Media and Advertising division and away from our Online Retailing business as we believe our business-to-business Media and Advertising division, particularly in Hong Kong and China where we experienced profits in 2004 and in the first and second quarters of 2005, holds the greater potential for growth and profitability in the short and long term. We plan to eventually phase out our current Online Retail business. We will retain our consumer database which has 15 million opted-in email subscribers and 3 million postal addresses. We will also retain our online retail infrastructure. Our online retailing system is the result of many years of in-house development and hundreds of thousands of real-world customer transactions. Our ecommerce system is of great value and can be applied to nearly any online retail application. As such we will maintain this system for potential future use if and when management believes resources and profit opportunity are available.

      During the three months ended June 30, 2005, we had revenues of $649,383 with an operating profit of $125,908. We have improved the focus of our sales force in China and Hong Kong. The sales force is selling our media and advertising services to businesses located in China and Hong Kong who desire to improve their export sales via the use of our business-to-business advertising and media services. Our sales force effectiveness has improved and our cost per order is lower as a result. Hence, our overall earnings in this area are improved. We are in the process of seeking additional financing to forward our business plan, but have not entered into any agreements to obtain such financing. There is no assurance that such financing will be available, or if available, that such financing will be available on reasonable terms. Even if we do obtain such financing, there is no assurance that we will be able to generate profitable operations.

      Because we have not yet raised the funding we believe is required to rollout our complete business plan, we have taken, and are continuing to take, steps to reduce our operating costs. We have moved a significant portion of our U.S. operations to China where we have benefited from lower overhead costs and further capitalized on the growth potential in our Media and Advertising business in Hong Kong and China. Some management and marketing operations will remain in the U.S. We have also closed some offices in China and consolidated manpower into fewer offices.

      Due to our shift away from our Online Retailing, during the three months ended June 30, 2005, our Online Retailing division generated 4% of our revenues while 96% of our revenues were generated by our Media and Advertising division. Over the next twelve months, we plan to continue to devote our resources to expanding and further developing our Media and Advertising division.

      The following table sets forth our net revenues by each operational division for the three months ended June 30, 2005 and 2004:

                                   Three Months Ended June 30
                                  ---------------------------
                                      2005            2004         Variance
                                  -----------     -----------     -----------
      Online Retailing            $    26,302     $   833,210     - $ 806,908
      Media and Advertising       $   623,081     $   129,733     + $ 493,348
      -----------------------------------------------------------------------
                      Total       $   649,383     $   962,943     - $ 313,560

      There are two primary reasons for lowered overall revenue this quarter when compared with the same three month period in 2004. First is the abovementioned shifting of focus to Adverting and Media business and away from Online Retailing. This shift is fully in progress and hence we have significantly lowered our Online Retailing revenues. Our Media and Advertising business is significantly increased as a result of refocusing our resources on this segment of our business. The second reason for our lowered revenues, when compared to the previous year, is that we have not yet obtained the additional funding we are seeking to increase the growth rate of our Advertising and Media business. These funds, if and when they are raised, will be used to further promote our Media and Advertising business.

      One example of how we plan to utilize additional funding, if we raise it, is to promote our new TradeDragon business. In the fourth quarter of 2004 we launched TradeDragon, a business-to-business trade portal in our Media and Advertising division. TradeDragon is a communications platform that enables international trade primarily between companies located in the U.S. and China. TradeDragon is active, however we have not yet fully developed and marketed our TradeDragon portal pursuant to our business plan given that adequate funding for marketing, continued development and administrative support has not been raised. If and when adequate funding is raised, we intend to focus on operating, administering and expanding our TradeDragon trade portal. We also intend to implement new sales efforts in China to help generate sales for TradeDragon. As we expand operations in this area, we expect to generate increased revenues.

                              RESULTS OF OPERATIONS

           THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO JUNE 30, 2004

Revenues

A.    Online Retailing

      During the three month period ended June 30, 2005, we derived $26,302, or 4% of our total revenue, from our Online Retailing operations, representing a 97% decrease from the comparable three month period ending June 30, 2004. The decrease in our retail product sales is attributable to our election to reduce the marketing and advertising of our Online Retail business in an attempt to focus on building our more profitable Media and Advertising division.

B.    Media and Advertising

      During the three month period ended June 30, 2005, we derived $623,081, or 96%, of our total revenue, from our Media and Advertising division, a 380%, increase from the comparable three month period ending June 30, 2004. This increase is attributable to our increased focus on building our Media and Advertising business.

Cost of Sales

      Cost of sales were $166,630 for the three month period ended June 30, 2005 as compared to $469,983 for the three month period ended June 30, 2004. The decrease in costs for the three month period ended June 30, 2005 is attributable to lower advertising expenses for our Online Retailing business which is in line with our strategic shift of resources away from Online Retailing and to Advertising and Media.

Administrative Expenses

      Selling, general and administrative expenses were $263,030 for the three month period ended June 30, 2005 as compared to $287,251 for the three month period ended June 30, 2004. The decrease in expenses during the three month period ended June 30, 2005 was primarily attributable to the planned overhead cutbacks in all operations.

Marketing Expenses

      Total marketing expenses were $93,815 for the three month period ended June 30, 2005 as compared to $144,887 for the three month period ended June 30, 2004. The decrease in marketing expenses for the three month period ended June 30, 2005 as compared to June 30, 2004 was due to the elimination of promotional spending for Online Retailing.

Net Income/Loss

      Our Online Retailing operations had net losses of $220,610 for the three month period ended June 30, 2005 as compared to a net loss of $147,201 for the three month period ended June 30, 2004. The operating loss reflects the anticipated lower sales due to refocusing resources to our Advertising and Media operations. We believe that operating losses from our Online Retailing operations will decrease as we continue to take actions to reduce overhead and expenses relating to Online Retailing.

      Operating income from our Media and Advertising operations was $346,517 for the three month period ended June 30, 2005 as compared to $15,273 for the three month period ended June 30, 2004. The operating income reflects increased Media and Advertising sales. We believe that our operating income will continue to increase as we expand our Media and Advertising operations. There can be no assurance that we will achieve or maintain profitability or that any revenue growth will take place in the future even if we do obtain the financing that we seek.

            SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO JUNE 30, 2004

Revenues

A.    Online Retailing

      During the six month period ended June 30, 2005, we derived $40,977, or 3% of our total revenue, from our Online Retailing operations, representing a 97% decrease from the comparable six month period ending June 30, 2004. The decrease in our retail product sales is attributable to our election to reduce the marketing and advertising of our Online Retail business in an attempt to focus on building our more profitable Media and Advertising division.

B.    Media and Advertising

      During the six month period ended June 30, 2005, we derived $1,268,348, or 97%, of our total revenue, from our Media and Advertising division, a 395%, increase from the comparable six month period ending June 30, 2004. This increase is attributable to our increased focus on building our Media and Advertising business.

Cost of Sales

      Cost of sales were $213,157 for the six month period ended June 30, 2005 as compared to $867,982 for the six month period ended June 30, 2004. The decrease in costs for the six month period ended June 30, 2005 is attributable to lower advertising expenses for our Online Retailing business which is in line with our strategic shift of resources away from Online Retailing and to Advertising and Media.

Administrative Expenses

      Selling, general and administrative expenses were $768,128 for the six month period ended June 30, 2005 as compared to $546,525 for the six month period ended June 30, 2004. The increase in expenses during the six month period ended June 30, 2005 was primarily attributed to increased administrative staffing and costs related to our Sino Trade subsidiary (prior to the planned cutbacks in all operations).

Marketing Expenses

      Total marketing expenses were $191,395 for the six month period ended June 30, 2005 as compared to $268,799 for the three six month period ended June 30, 2004. The decrease in marketing expenses for the six month period ended June 30, 2005 as compared to June 30, 2004 was due to the elimination of promotional spending for Online Retailing.

Net Income/Loss

      Our Online Retailing operations had net losses of $418,468 for the six month period ended June 30, 2005 as compared to a net loss of $241,264 for the six month period ended June 30, 2004. The operating loss reflects the anticipated lower sales due to refocusing resources to our Advertising and Media operations. We believe that operating losses from our Online Retailing operations will decrease as we continue to take actions to reduce overhead and expenses relating to Online Retailing.

      Operating income from our Media and Advertising operations was $555,113 for the six month period ended June 30, 2005 as compared to $20,179 for the six month period ended June 30, 2004. The operating income reflects increased Media and Advertising sales. We believe that our operating income will continue to increase as we expand our Media and Advertising operations. There can be no assurance that we will achieve or maintain profitability or that any revenue growth will take place in the future even if we do obtain the financing that we seek.

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

                        LIQUIDITY AND CAPITAL RESOURCES.

      Net cash flows from operating activities amounted to $401,215 for the six month period ended June 30, 2005 versus $447,417 for the comparable period in 2004. These amounts were largely driven by net income of $72,269 (2004:
$102,133) offset by non-cash items such as depreciation and amortization of $218,175 (2004: $118,770).

      We have funded our cash needs from inception through June 30, 2005 and to the date of this Report through positive cash flow and contributions from related parties. Our future liquidity will depend on our revenue growth and our ability to sell our products and services at positive gross margins and control our operating expenses. Over the coming twelve months, we expect to spend approximately $1,200,000 for operating expenses assuming revenue growth and no significant change in marketing or product development strategies. We expect to meet these capital needs from sales revenues and, to the extent we do not have sufficient revenues, from our existing cash reserves or other external sources of financing.

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

      Risks Related To Our General Operations

      We Will Need Additional Capital to Expand and Develop Our Business. We are presently only generating minimal revenue from our Online Retailing operations. Until such time as our Online Retailing and Media and Advertising divisions generate sufficient revenue to fund our operations, we will continue to require additional capital to continue and expand our business, the receipt of which cannot be assured. Currently, we have a monthly burn rate of approximately $100,000. We believe that we have sufficient capital derived from the proceeds of our operations to meet our needs for the next 12 months after June 30, 2005, however, we are actively taking measures to reduce our overhead significantly, which we believe will enable us to meet our needs for the next 12 months after June 30, 2005. Our ability to execute our business strategy depends to a significant degree on our ability to obtain sufficient and timely future financing.

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

      We May Be Unable to Adequately Protect Our Intellectual Property Rights, Which May Reduce Our Ability To Compete And May Divert Our Resources. We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology, and similar intellectual property as critical to our success, and we rely on trademark, copyright, and patent law, trade secret protection, and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. Effective trademark, service mark, copyright, patent, and trade secret protection may not be available in every country in which our products and services are made available online.

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

      Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court's position regarding sales and use taxes on Internet sales. If any of these initiatives addressed the Supreme Court's constitutional concerns and resulted in a reversal of its current position, we could be required to collect sales and use taxes in states other than Washington, North Dakota and Kansas. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future sales.

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

      Future Sales of Our Common Shares Could Depress the Price of the Common Shares. Future sales of common shares by us or our existing shareholders could adversely affect the prevailing market price of the common shares. As of August 15, 2005, we had 19,862,000 common shares outstanding. Each of Stanford and Archer Pacific Management, Inc. (an affiliate of Ernest Cheung, our former director and officer) owns 11,500,000 shares or approximately 57.9% and 2,351,380 or approximately 11.84%, respectively, of our issued and outstanding common stock. Approximately 13,862,000 are "restricted securities" which can be resold in the public market only if registered with the Securities and Exchange Commission or pursuant to an exemption from registration.

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

                              RELATED TRANSACTIONS

Employment Agreement

On January 1, 2004, the Company entered into an employment agreement with its chief executive officer which provides for an annual salary of $100,000, plus bonuses of up to 1% of base salary. On January 15, 2004, the Company amended the employment agreement to adjust the salary to $60,000 per year plus bonuses of up to 1% of net sales of BonusAmerica over and above $10 million, valid for one year. The contract was amended to approximate the fair value of services rendered. For the six months ended June 30, 2005, the Company's chief executive officer's salary charged to operations was $30,000 (2004: $24,500).

Facilities

On March 1, 2004, the Company began renting warehouse and office facilities from Stanford on a month-to-month basis at $6,000 per month. In July, 2004, the Company's monthly rental obligation decreased to $3,500. During the six months ended June 30, 2005, payments to Stanford related to rent were $21,000 (2004:
$26,610).

Database Rentals

The Company rents its customer database to other divisions of Stanford. Rents charged are based on 15% of revenues generated from the use of the database. During the six months ended June 30, 2005, the Company generated revenues of $2,093 (2004: $10,291) from its database rentals.

Professional Staff Leased

On February 12, 2004, the Company entered into an agreement to pay Stanford a percentage of employee compensation based upon the percentage of employee hours used by the Company in 2003. In connection therewith, Stanford will charge the Company 68% of its total employee costs from January to March 2004. As of April 1, 2004, BonusAmerica started paying its own employment cost. During the six months ended June 2005, the Company incurred $0 (2004: $174,145) related to the leasing of professional staff.

Fixed Assets Rentals

On February 20, 2004, the Company agreed to lease property and equipment to Stanford based on a reasonable and agreed upon charge. Lease charges were approximately 25% of the depreciation expense in 2004. The same percentage is used for 2005 since the agreement between the Company and Stanford includes no agreed upon percentage. During the six months ended June 30, 2005, fixed asset rental income was $8,700 (2004: $8,700).

Amount Due From Affiliate

The Company advanced $199,919 to Stanford, an affiliated company, during the six months ended June 30, 2005. The advances are non interest bearing, unsecured and repayable on demand.

Amount due to related party

Amount due to a related party of $115,426 represents $40,089 due to Michael Mak, the Company's President and Chief Executive Officer for expenses paid on behalf of BonusAmerica, payable on demand, and $75,337 due to Megamooch, (an entity partially owned by Michael Mak) from Sino-Trade, payable on demand..

Item 3. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, (both currently Michael Mak). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      There were no significant changes in the Company's internal controls or in the other factors that could significantly affect those controls since the most recent evaluation of such controls.

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

        None.

Item 6. Exhibits and Reports on Form 8-k.

        (a) Reports on Form 8-K:

        None.

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


                                           BonusAmerica Worldwide Corp.
                                           (Registrant)

Date: August 22, 2005                      By: /s/ Michael Mak
                                               --------------------------------
                                           Chief Executive Officer and Director


Date: August 22, 2005                      By: /s/ Michael Mak
                                               --------------------------------
                                           Chief Financial Officer