Form 10QSB
period 2005-09-30
BONUSAMERICA WORLDWIDE CORP.
filed 2005-11-21
CIK 1171689

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2005


|_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period ___________ to ___________

COMMISSION FILE NUMBER 333-64804

                          BONUSAMERICA WORLDWIDE CORP.
                          ----------------------------
        (Exact name of small Business Issuer as specified in its charter)

           Nevada                                          75-3026459
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation or organization)


            834 S. Broadway, 5th Floor, Los Angeles, California 90014
          -------------------------------------------------------------
                    (Address of principal executive offices)


                                 (213) 243-1505
          -------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,862,000 shares common stock outstanding as of November 15, 2005.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

BONUSAMERICA WORLDWIDE CORP.,
FORM 10-QSB
INDEX
PART I.  FINANCIAL INFORMATION                                                         Page

Item 1.  Financial Statements and Condensed Notes
         Condensed Consolidated Balance Sheet as of September 30, 2005 (unaudited)      [3]
         Condensed Consolidated Income Statement For The Three Months
          And Nine Months Ended September 30, 2005 And 2004 (unaudited)                 [4]
         Condensed Consolidated Statement Of Cash Flows For The Three
          And Nine Months Ended September 30, 2005 And 2004 (unaudited)                 [5]
         Notes To Condensed Consolidated Financial Statements (unaudited)               [6]

Item 2.  Management's Discussion and Analysis or Plan of Operation                     [13]
Item 3.  Controls and Procedures                                                       [33]

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                             [33]
Item 2.  Changes in Securities and Use of Proceeds                                     [33]
Item 3.  Default Upon Senior Securities                                                [33]
Item 4.  Submission of Matters to a Vote of Security Holders                           [33]
Item 5.  Other Information                                                             [34]
Item 6.  Exhibits and Reports on Form 8-K                                              [34]
         Signatures                                                                    [35]


BONUSAMERICA WORLDWIDE CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET


                                                                     September 30, 2005      December 31, 2004
                                                                       (Unaudited)              (Audited)
                                                                     ------------------     ------------------
ASSETS

Current assets:
     Cash and cash equivalents                                       $            6,021                 88,317

     Pledged bank deposit                                                       257,085                     --
     Restricted cash                                                             20,000                 20,000
     Accounts receivable                                                      1,079,526              1,089,712
     Inventories                                                                     --                118,556
     Amount due from affiliate - Stanford
       International Holding Corporation                                        274,380                     --
     Amount due from directors                                                   50,701                     --
     Prepaid and other current assets                                           214,098                 88,131
                                                                     ------------------     ------------------
                      Total current assets                                    1,901,811              1,404,716

Property, plant, and equipment, net                                             369,859                472,317

Intangible assets, net                                                          607,170                753,518
                                                                     ------------------     ------------------
                      Total assets                                   $        2,878,840              2,630,551
                                                                     ==================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank overdrafts, secured                                        $           25,347                     --
     Bank loan, secured - current portion                                        85,470                     --
     Loan from a director                                                            --                301,025
     Accounts payable and accrued liabilities                                   598,361                572,767

     Income tax payables                                                        201,380                119,257
     Amounts due to related party                                               147,248                 34,103
                                                                     ------------------     ------------------
                      Total current liabilities                               1,057,806              1,027,152
                                                                     ------------------     ------------------

Non-current liabilities:
     Bank loan, secured                                                         163,818                     --
                                                                     ------------------     ------------------

Stockholders' equity
     Common stock, $0.001 par value; 75,000,000
        shares authorized; 19,862,000
        issued and outstanding                                                   19,862                 19,862
     Other comprehensive income                                                   5,059                    473
     Additional paid-in capital                                               1,219,095              1,219,095
     Retained earnings                                                          413,200                363,969
                                                                     ------------------     ------------------
                      Total stockholders' equity                              1,657,216              1,603,399
                                                                     ------------------     ------------------
                      Total liabilities and stockholders' equity     $        2,878,840              2,630,551
                                                                     ==================     ==================


See accompanying notes to condensed consolidated financial statements .



BONUSAMERICA WORLDWIDE CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED INCOME STATEMENT

                                                       (unaudited)


                                                        Three Months Ended                    Nine Months Ended
                                                  September 30,      September 30,      September 30,      September 30,
                                                       2005               2004              2005               2004
                                                  -------------      -------------      -------------      -------------
Revenues:
Product sales                                             2,094            429,795             43,071          2,015,173
Advertising and list rentals                            406,128            427,559          1,674,476            683,901
                                                  -------------      -------------      -------------      -------------
     Total revenues                                     408,222            857,354          1,717,547          2,699,074

Cost of product sales                                   145,913            244,713            359,071          1,112,695
                                                  -------------      -------------      -------------      -------------

     Gross profit                                       262,309            612,641          1,358,476          1,586,379

Selling, general and administrative expenses            212,223            635,131          1,019,958          1,359,742
Amortization of intangible assets                        77,599             51,545            229,386            142,258
                                                  -------------      -------------      -------------      -------------

Operating earnings (losses)                             (27,513)           (74,035)           109,132             84,379

Other income                                              8,947              7,498             23,545             22,492
                                                  -------------      -------------      -------------      -------------

Earnings (losses) before provision for income
taxes                                                   (18,566)           (66,537)           132,677            106,871

Provision for income taxes                               (4,473)            28,611            (83,447)           (42,665)
                                                  -------------      -------------      -------------      -------------

     Net earnings (losses)                        $     (23,039)     $     (37,926)     $      49,230      $      64,206
                                                  =============      =============      =============      =============


Basic and diluted earnings (loss) per share
share:                                            $          --      $         --       $          --      $          --
                                                  =============      =============      =============      =============
Basic and diluted weighted average
shares outstanding                                   19,862,000         19,862,000         19,862,000         19,862,000


See accompanying notes to condensed consolidated financial statements.



BONUSAMERICA WORLDWIDE CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       (unaudited)


                                                                                                Nine Months Ended
                                                                                       September 30,          September 30,
                                                                                           2005                   2004
                                                                                     -----------------      -----------------
Cash flows from operating activities:
     Net earnings                                                                    $          49,230      $          64,206
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
            Depreciation and amortization                                                      326,249                191,559
            Loss on disposal of property, plant and equipment                                    5,596                     --
            Change in income taxes                                                              82,123                     --
            Changes in operating assets:
                   Pledged bank deposit                                                       (257,085)                    --
                   Accounts receivable                                                          10,186               (158,385)
                   Inventories                                                                 118,556                 99,221
                   Prepaid and other current assets                                           (125,967)              (133,066)
                   Accounts payable and accrued liabilities                                     25,594                307,041
                                                                                     -----------------      -----------------
                   Net cash provided by operating activities                                   234,482                370,576
                                                                                     -----------------      -----------------

Cash flows from investing activities:
     Purchases of equipment                                                                         --               (108,598)
     Cash paid for intangible assets                                                           (83,038)              (186,522)
     Cash received in acquisition                                                                   --                     53
                                                                                     -----------------      -----------------
                   Net cash used in investing activities                                       (83,038)              (295,067)
                                                                                     -----------------      -----------------

Cash flows from financing activities:
     Drawdown of bank loan                                                                     256,410                     --
     Bank overdraft                                                                             25,347                     --
     Repayment of bank loan                                                                     (7,122)                    --
     Loan from a director                                                                     (301,025)                    --
     Amount due from a director of one of the company's subsidiaries                           (50,701)
     Advances to affiliated company - Stanford International Holding Corporation              (274,380)                    --
     Amount due to related party                                                               113,145                     --
     Amount due from affiliates                                                                     --                127,000
                                                                                     -----------------      -----------------
                   Net cash (used in) / provided by financing activities                      (238,326)               127,000

Net change in cash and cash equivalents                                                        (86,882)               202,509

Effect of foreign currencies on cash flows                                                       4,586                     --

Cash and cash equivalents, beginning of period                                                  88,317                     --
                                                                                     -----------------      -----------------

Cash and cash equivalents, end of period                                             $       6,021,000      $         202,509
                                                                                     =================      =================


See accompanying notes to condensed consolidated financial statements


                                                            5

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the condensed consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

To meet these objectives, the Company is actively taking measures to reduce its overhead significantly and it believes this will help them to meet their needs for the next 12 months after September 30, 2005. The Company's ability to execute its business strategy, depends to a significant degree on its ability to obtain sufficient and timely future financing. The Company expects to raise additional capital through an additional offering of its equity securities or by incurring additional indebtedness in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. If the Company is unsuccessful in its endeavors, it may have to cease operations.

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

Geographic sales - The Company operates primarily in the United States, Hong Kong and China. The Company's geographic sales as a percent of total revenue are as follows:

                                 Nine months ended 30  Nine months ended 30
                                    September 2005        September 2004
         United States                    3%                   100%
         Hong Kong                        21%                   -%
         China                            76%                   -%

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

Inventories - Inventories, consisting of retail products ready for sale, are stated at the lower of cost (first-in, first-out) or market. Allowances are provided for inventories which are considered slow-moving to reduce amounts to net realizable or market value. All amounts at December 31, 2004, are considered finished goods for financial reporting purposes.

Property, plant and equipment - Property, plant and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally ranging from 3 to 7 years. The cost of maintenance and repairs is charged to expense as incurred and significant renewals and betterments are capitalized. Deductions are made for retirements resulting from renewals or betterments. Depreciation expense was $96,863 for the nine months ended September 30, 2005 (2004: $49,301).

Intangible assets - Intangible assets consist of costs paid to acquire personal customer information for use in its advertising and database rental activities and costs for formation of websites. Costs capitalized during the nine months ended September 30, 2005 amounted to $83,038, and amortization totaled $229,386 (2004: $142,258). The carrying value at September 30, 2005 was $607,170. The Company amortizes the cost of these assets over a period ranging from three years to five years.

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

Advertising - The Company expenses costs of advertising and promotions as incurred with the exception of direct-response advertising costs. Statement of Position No. 93-7, "Reporting on Advertising Costs", provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period, which is generally less than 30 days. The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits. The Company uses direct-response marketing to attract customers to opt-in to the Company's database and buy goods offered on its website or a special promotion. The Company is able to document the responses of each customer to the email advertising that elicited the response. The percentage of costs attributable to future rental revenues are segregated and reported as intangible assets. For the nine months ended September 30, 2005, direct-response advertising costs attributable to product sales and future estimated database rentals were 44 % and 56 %, respectively. Advertising expenses included in selling and marketing expenses for the nine months ended September 30, 2005 were approximately $41,410 (2004: $189,606).

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

The Black-Scholes valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

Income taxes - The provision for income taxes has been reflected in the consolidated income statement as if the Company had filed separate tax returns as an independent company. The Company's results of operations were included in the federal income tax returns of Stanford International Corporation ("Stanford"). Stanford and BonusAmerica do not have a formal tax-sharing arrangement, and Stanford is treating the taxes paid on BonusAmerica income as a capital contribution and will not be repaid to Stanford. BonusAmerica uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The resulting deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates in the period of enactment. Deferred tax assets are reviewed for realization and valuation allowances are recorded if it is deemed more likely than not that some or all of the deferred tax assets will not be realized.

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

NOTE 2 - SEGMENT INFORMATION

The Company has three main operating segments. The primary operating segment of the Company is advertising and list rental, which generated the majority of the Company's revenues. Approximately 97% of the revenues came from this segment for the nine months ended September 30, 2005. The other segments, retail and wholesale, generated 3% of the Company's revenues for the nine months ended September 30, 2005 and 25% for the nine months ended September 30, 2004.

Segment information is as follows for the nine months ended September 30, 2005 and September 30, 2004:

September 30, 2005
-----------------------     --------------     --------------      --------------     --------------     --------------
                             Product sales                        Advertising and
                               Wholesale           Retail          list rentals         Corporate           Total
-----------------------     --------------     --------------      --------------     --------------     --------------
Total revenues              $           --     $       43,071      $    1,674,476     $           --     $    1,717,547
-----------------------     --------------     --------------      --------------     --------------     --------------
Operating earnings
(losses)                                --           (524,560)            633,692                 --            109,132
-----------------------     --------------     --------------      --------------     --------------     --------------
Total assets                $           --     $      284,916      $    2,593,924     $           --     $    2,878,840
-----------------------     --------------     --------------      --------------     --------------     --------------

September 30, 2004
-----------------------     --------------     --------------      --------------     --------------     --------------
                             Product sales                        Advertising and
                               Wholesale           Retail          list rentals         Corporate           Total
-----------------------     --------------     --------------      --------------     --------------     --------------
Total revenues              $      827,424     $    1,187,749      $      683,901     $           --     $    2,699,074
-----------------------     --------------     --------------      --------------     --------------     --------------
Operating income (loss)            379,500           (328,653)             33,532                 --             84,379
-----------------------     --------------     --------------      --------------     --------------     --------------
Total assets                $           --     $    1,440,754      $      244,175     $           --     $    1,684,929
-----------------------     --------------     --------------      --------------     --------------     --------------



Segment information is as follows for the three months ended September 30, 2005 and September 30, 2004:

September 30, 2005
-----------------------     --------------     --------------      --------------     --------------     --------------
                             Product sales                        Advertising and
                               Wholesale           Retail          list rentals         Corporate           Total
-----------------------     --------------     --------------      --------------     --------------     --------------
Total revenues              $           --     $        2,094      $      406,128     $           --     $      408,222
-----------------------     --------------     --------------      --------------     --------------     --------------
Operating earnings
(losses)                                --           (103,725)             76,212                 --            (27,513)
-----------------------     --------------     --------------      --------------     --------------     --------------

September 30, 2004
-----------------------     --------------     --------------      --------------     --------------     --------------
                             Product sales                        Advertising and
                               Wholesale           Retail          list rentals         Corporate           Total
-----------------------     --------------     --------------      --------------     --------------     --------------
Total revenues              $           --     $      429,795      $      427,559     $           --     $      857,354
-----------------------     --------------     --------------      --------------     --------------     --------------
Operating earnings
(losses)                    $           --     $      (87,388)     $       13,353     $           --     $      (74,035)
-----------------------     --------------     --------------      --------------     --------------     --------------


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

For the nine months ended September 30, 2005, the Company's chief executive officer's salary charged to operations was $45,000 (2004: $38,250).

NOTE 4 - RELATED-PARTY TRANSACTIONS

FACILITIES

On March 1, 2004, the Company began renting warehouse and office facilities from Stanford on a month-to-month basis at $6,000 per month. In July, 2004, the Company's monthly rental obligation decreased to $3,500. During the nine months ended September 30, 2005, payments to Stanford related to rent were $23,400 (2004: $37,110).

DATABASE RENTALS

The Company rents its customer database to other divisions of Stanford. Rents charged are based on 15% of revenues generated from the use of the database. During the nine months ended September 30, 2005, the Company generated revenues of $2,093 (2004: $13,602) from its database rentals.

PROFESSIONAL STAFF LEASED

On February 12, 2004, the Company entered into an agreement to pay Stanford a percentage of employee compensation based upon the percentage of employee hours used by the Company in 2003. In connection therewith, Stanford will charge the Company 68% of its total employee costs from January to March 2004. As of April 1, 2004, BonusAmerica started paying its own employment cost. During the nine months ended September 2005, the Company incurred $0 (2004: $174,145) related to the leasing of professional staff.

FIXED ASSETS RENTALS

On February 20, 2004, the Company agreed to lease property and equipment to Stanford based on a reasonable and agreed upon charge. Lease charges were approximately 13% of the depreciation expense in 2004. The same percentage is used for 2005 since the agreement between the Company and Stanford includes no agreed upon percentage. During the nine months ended September 30, 2005, fixed asset rental income was $13,050 (2004: $13,050).

AMOUNT DUE FROM AFFILIATE

The Company advanced $274,380 to Stanford, an affiliated company, during the nine months ended September 30, 2005. The advances are non interest bearing, unsecured and repayable on demand.

AMOUNT DUE TO RELATED PARTY

Amount due to a related party of $147,248 represents $40,089 due to Michael Mak, the Company's President and Chief Executive Officer, for expenses paid on behalf of BonusAmerica payable on demand, and $107,159 due to Megamooch (an entity partially owned by Michael Mak) from Sino-Trade, payable on demand.

NOTE 5 - BANK LOAN

The Company obtained banking facilities with a financial institution in Hong Kong that included a term loan of $256,410 (HKD2,000,000), various letters of credit (HKD3,000,000, trust receipt (HKD1,000,00) and overdraft protection (HKD200,000). The aggregate outstanding facilities under the agreement that the Company may have for all facilities excluding the term loan is HKD4,600,000. As of September 30, 2005, the Company had outstanding a term loan of $249,288 and bank overdraft of $25,347. The term loan is payable in 36 equal monthly installments plus accrued interest. The letters of credit have a maximum term of six months and the trust receipt has a maximum term of ninety days. The bank overdraft is subject to interest at 0.5% per annum over the HK Prime Rate. The banking facilities are personally guaranteed by the Company's President and Chief Executive Officer.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to September 30, 2005 the Company entered into four (4) advisory and consulting agreements. On November 14, 2005, effective on or about August 29, 2005, the Company entered into an Advisory Agreement with Consulta LLC, an advisory firm, to assist the Company in evaluating potential acquisitions, develop internal controls as to information flow and disclosures required pursuant to the recently revised securities and accounting rules and regulations, and to advise the Company's Board of Directors on general day to day business matters. On November 1, 2005, effective on or about August 29, 2005, the Company entered into three (3) consulting agreement with independent and unaffiliated individuals, in separate agreements, to assist the Company in managing the operations of two (2) of its direct subsidiaries, assist the Company in evaluating other investment opportunities in the Peoples Republic of China ("PRC") and Hong Kong, and to advise the Company's Board of Directors on general day to day business matters relating to the operations of its subsidiaries.

In consideration for the services provided and to be provided in the future by the various consultants, the Company agreed to issue an aggregate of three million (3,000,000) shares of it's common stock ("Fee Shares"), and to grant options to purchase shares an aggregate of three million (3,000,000) shares of it's common stock ("Options").

In addition, pursuant to the Advisory Agreement with Consulta LLC, the Company agreed to further compensation in the form of a "success fees", to be paid in shares of the Company's common stock, upon the successful acquisition by the Company of any business opportunity introduced to it or negotiated by Consulta LLC or any of it's personnel.

Management is currently evaluating the value of the options granted to consultants in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation." Because the options are significantly "out of the money", since the market value at the date of grant, management does not expect to record any charge as a result of these grants using the Black-Scholes valuation model.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                           FORWARD LOOKING STATEMENTS
                           --------------------------

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

         We currently have offices in Los Angles, Hong Kong and China. The offices in Hong Kong and China are operated through our wholly-owned subsidiary, Sino Trade - Intelligent Development Corp. LTD., an organization formed under the laws of Hong Kong, or Sino Trade.

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

         MEDIA AND ADVERTISING DIVISION

         In 2003, we began operations of our online media and advertising distribution network. We generate media and advertising revenue by charging advertisers for: (i) distributing their advertisements on our online shopping and coupon portals (B2C) and (ii) allowing them to market directly to our subscribers in our Opted-In database who have opted to receive offers such as those offered by the advertisers. Our Media and Advertising division initially included www.CouponsRewardsSavings.com, which is currently inactive. Based upon our original success with www.CouponsRewardsSavings.com, we expanded our media and advertising division to include business-to-business media and advertising sales. Currently we are focusing only on selling our business-to-business Media and Advertising services to companies in Hong Kong and China who are seeking to improve their export business. We have plans for other operations, however these plans are currently on hold until the company has adequate capital to fund their growth.

         CONSUMER DATABASE LIST RENTALS. We have a proprietary "Opted-In" subscriber database of approximately 15 million e-mail and over 3 million postal addresses. Selected advertisers are charged a rental fee each time one of their sales messages is delivered to an Opted-In subscriber. We charge advertisers a per email or postal address fee which varies depending upon the level of screening desired by the advertiser.

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

         TradeDragon initially will target: (i) U.S.-based buyers seeking to buy from suppliers in China and (ii) China-based suppliers seeking to sell to the United States. Thereafter, we intend to target U.S.-based businesses that desire to conduct business in China through the export of goods and services and/or establish partnership arrangements with retailing or selling partners in China. Through our proprietary system called DragonDynamicsTM, we are able to drive both buyer and seller side traffic to our TradeDragon portal. We intend to generate revenue from companies that wish to sell to or partner with companies in the U.S. and/or China through the sale of TradeDragon memberships and ancillary products and services. Memberships, products and services are sold via direct marketing, trade publication advertising and through our existing sales force in China and Hong Kong.

         TradeDragon members benefit from our proprietary business system, DragonDynamics(TM), which drives custom-tailored online business traffic to each individual member based on that member's specific requirements. DragonDynamics(TM) was developed internally by us based on a combination of our proprietary industry knowledge and our direct marketing expertise and other trade secrets.

         TradeDragon was launched on schedule and the website is active. Because the company has not yet raised the funding necessary to implement a full rollout, management expects minimal sales until such a rollout can be funded.

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

         FACILITIES

         On March 1, 2004, we began renting warehouse and office facilities consisting of approximately 5,000 square feet from Stanford (which leases the premises from Anjac) on a month-to-month basis at $6,000 per month. In July 2004, our monthly rental obligation decreased to $3,500. In July 2005 we again reduced the space in our Los Angeles office lowering our monthly rental obligation to $700. During the three and nine months ended September 30, 2005, payments to Stanford related to rent were $23,400 and $ 37,110, respectively.

         EMPLOYEES

         As of September 30, 2005, we employed approximately 21 fulltime associates and 42 commissioned salespeople. We consider our associate relations to be good.

         AVAILABLE INFORMATION

         Our Internet address is www.BonusAmerica.com/bacorp. Information on our website is not incorporated into this annual report.

                            FUTURE PLAN OF OPERATIONS

         Our business consists of two divisions: Online Retailing and Media and Advertising. As of the date of this Report both divisions are operational, though the Online Retailing division is in the process of winding down. Strategically, we have shifted our business focus to our Media and Advertising division and away from our Online Retailing business as we believe our business-to-business Media and Advertising division, particularly in Hong Kong and China where we experienced profits in 2004 and in the first three quarters of 2005, holds the greater potential for growth and profitability in the short and long term. We plan to eventually phase out our current Online Retail business. We will retain our consumer database which has 15 million opted-in email subscribers and 3 million postal addresses. We will also retain our online retail infrastructure. Our online retailing system is the result of many years of in-house development and hundreds of thousands of real-world customer transactions. Our ecommerce system is of great value and can be applied to nearly any online retail application. As such we will maintain this system for potential future use if and when management believes resources and profit opportunity are available.

         During the nine months ended September 30, 2005, we had revenues of $1,717,547 with an operating profit of $49,230. We have improved the focus of our sales force in China and Hong Kong. The sales force is selling our media and advertising services to businesses located in China and Hong Kong who desire to improve their export sales via the use of our business-to-business advertising and media services. Our sales force effectiveness has improved and our cost per order is lower as a result. Hence, our overall earnings in this area are improved. We are in the process of seeking additional financing to forward our business plan, but have not entered into any agreements to obtain such financing. There is no assurance that such financing will be available, or if available, that such financing will be available on reasonable terms. Even if we do obtain such financing, there is no assurance that we will be able to generate profitable operations.

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

         Due to our shift away from our Online Retailing, during the three months ended September 30, 2005, our Online Retailing division generated less than 1% of our revenues while over 99% of our revenues were generated by our Media and Advertising division. Over the next twelve months, we plan to continue to devote our resources to expanding and further developing our Media and Advertising division.

         The following table sets forth our net revenues by each operational division for the three months ended September 30, 2005 and 2004:


                                            Three Months Ended September 30
                                            -------------------------------

                                         2005          2004           Variance
                                         ----          ----           --------
         Online Retailing             $   2,094      $ 429,795      - $ 427,701
         Media and Advertising        $ 406,128      $ 427,559      - $  21,431
         ----------------------------------------------------------------------
                         Total        $ 408,222      $ 857,354      - $ 449,132

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

                              RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SEPTEMBER 30, 2004
         --------------------------------------------------------------------

         Revenues
         --------

         A.  Online Retailing

         During the three month period ended September 30, 2005, we derived $2,094, or less than 1% of our total revenue, from our Online Retailing operations, representing a 99.5% decrease from the comparable three month period ending September 30, 2004. The decrease in our retail product sales is attributable to our election to reduce the marketing and advertising of our Online Retail business in an attempt to focus on building our more profitable Media and Advertising division.

         B.  Media and Advertising

         During the three month period ended September 30, 2005, we derived $406,128, or 99.5%, of our total revenue, from our Media and Advertising division, a 5%, decrease from the comparable three month period ending September 30, 2004. This decrease is attributable to overall cutbacks in promotional spending and overhead, resulting in lower levels of new business in this segment.

         Cost of Sales
         -------------

         Cost of sales were $145,913 for the three month period ended September 30, 2005 as compared to $244,713 for the three month period ended September 30, 2004. The decrease in costs for the three month period ended September 30, 2005 is attributable to lower advertising expenses for our Online Retailing business which is in line with our strategic shift of resources away from Online Retailing and to Advertising and Media.

         Administrative Expenses
         -----------------------

         Selling, general and administrative expenses were $173,813 for the three month period ended September 30, 2005 as compared to $272,470 for the three month period ended September 30, 2004. The decrease in expenses during the three month period ended September 30, 2005 was primarily attributable to the planned overhead cutbacks in all operations.

         Marketing Expenses
         ------------------

         Total marketing expenses were $116,009 for the three month period ended September 30, 2005 as compared to $414,206 for the three month period ended September 30, 2004. The decrease in marketing expenses for the three month period ended September 30, 2005 as compared to September 30, 2004 was due to the elimination of promotional spending for Online Retailing.

         Net Income/Loss
         ---------------

         Our Online Retailing operations had net losses of $103,725 for the three month period ended September 30, 2005 as compared to a net loss of $87,388 for the three month period ended September 30, 2004. The operating loss reflects the anticipated lower sales due to refocusing resources to our Advertising and Media operations. We believe that operating losses from our Online Retailing operations will decrease as we continue to take actions to reduce overhead and expenses relating to Online Retailing.

         Operating income from our Media and Advertising operations was $76,212 for the three month period ended September 30, 2005 as compared to $13,353 for the three month period ended September 30, 2004. The operating income reflects increased Media and Advertising sales. We believe that our operating income will continue to increase as we expand our Media and Advertising operations. There can be no assurance that we will achieve or maintain profitability or that any revenue growth will take place in the future even if we do obtain the financing that we seek.

         NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SEPTEMBER 30, 2004
         -------------------------------------------------------------------

         Revenues
         --------

         A.  Online Retailing

         During the nine month period ended September 30, 2005, we derived $43,071, or 2.5% of our total revenue, from our Online Retailing operations, representing a 97.9% decrease from the comparable nine month period ending September 30, 2004. The decrease in our retail product sales is attributable to our election to reduce the marketing and advertising of our Online Retail business in an attempt to focus on building our more profitable Media and Advertising division.

         B.  Media and Advertising

         During the nine month period ended September 30, 2005, we derived $1,674,476, or 97.5%, of our total revenue, from our Media and Advertising division, a 144%, increase from the comparable nine month period ending September 30, 2004. This increase is attributable to our increased focus on building our Media and Advertising business.

         Cost of Sales
         -------------

         Cost of sales were $359,071 for the nine month period ended September 30, 2005 as compared to $1,112,695 for the nine month period ended September 30, 2004. The decrease in costs for the nine month period ended September 30, 2005 is primarily attributable to lower advertising expenses for our Online Retailing business which is in line with our strategic shift of resources away from Online Retailing and to Advertising and Media.

         Administrative Expenses
         -----------------------

         Selling, general and administrative expenses were $979,444 for the nine month period ended September 30, 2005 as compared to $851,631 for the nine month period ended September 30, 2004. The increase in expenses during the nine month period ended September 30, 2005 was primarily attributable to costs related to Sino-Trade operations supporting our Media and Advertising business in China.

         Marketing Expenses
         ------------------

         Total marketing expenses were $269,900 for the nine month period ended September 30, 2005 as compared to $650,369 for the nine month period ended September 30, 2004. The decrease in marketing expenses for the nine month period ended September 30, 2005 as compared to September 30, 2004 was due to the elimination of promotional spending for Online Retailing.

         Net Income/Loss
         ---------------

         Our Online Retailing operations had net losses of $(524,560) for the nine month period ended September 30, 2005 as compared to a net loss of $(87,388) for the nine month period ended September 30, 2004. The operating loss reflects the anticipated lower sales due to refocusing resources to our Advertising and Media operations. We believe that operating losses from our Online Retailing operations will decrease as we continue to take actions to reduce overhead and expenses relating to Online Retailing.

         Operating income from our Media and Advertising operations was $633,692 for the nine month period ended September 30, 2005 as compared to $13,353 for the nine month period ended September 30, 2004. The operating income reflects increased Media and Advertising sales. We believe that our operating income will continue to increase as we expand our Media and Advertising operations. There can be no assurance that we will achieve or maintain profitability or that any revenue growth will take place in the future even if we do obtain the financing that we seek.

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

                         LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

Working capital increased at September 30, 2005 to $844,005 compared to $377,564 at December 31, 2005.

CASH FLOWS

         Net cash flows from operating activities amounted to $234,482 for the nine month period ended September 30, 2005 versus $370,576 for the comparable period in 2004. These amounts were largely driven by net income of $49,230 (2004: $64,206) offset by non-cash items such as depreciation and amortization of $326,249 (2004: $191,559) for both periods presented.

         Net cash flows used in investing activities for the nine months ended September 30, 2005, totaled $83,038 representing cash paid for intangible assets. Net cash flows used in investing activities for the comparable period in 2004 totaled $295,067 primarily representing cash paid for the purchase of property, plant and equipment of $108,598 and cash paid for intangible assets of $186,522.

         Net cash flows used in financing activities for the nine months ended September 30, 2005 was $238,326 representing net advances under a bank term loan of $249,288, bank overdraft of $25,347, and net amounts paid to related parties of $512,961.Net cash flows provided by financing activities for the same period in 2004 represents an amount due from an affiliate of $127,000.

         We have funded our cash needs from inception through September 30, 2005 and to the date of this Report through positive cash flow and contributions from related parties. Our future liquidity will depend on our revenue growth and our ability to sell our products and services at positive gross margins and control our operating expenses. Over the coming twelve months, we expect to spend approximately $1,200,000 for operating expenses assuming revenue growth and no significant change in marketing or product development strategies. We expect to meet these capital needs from sales revenues and, to the extent we do not have sufficient revenues, from our existing cash reserves or other external sources of financing.

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

         RISKS RELATED TO OUR GENERAL OPERATIONS

         WE WILL NEED ADDITIONAL CAPITAL TO EXPAND AND DEVELOP OUR BUSINESS. We are presently only generating minimal revenue from our Online Retailing operations. Until such time as our Online Retailing and Media and Advertising divisions generate sufficient revenue to fund our operations, we will continue to require additional capital to continue and expand our business, the receipt of which cannot be assured. Currently, we have a monthly burn rate of approximately $100,000. We believe that we have sufficient capital derived from the proceeds of our operations to meet our needs for the next 12 months after June 30, 2005, however, we are actively taking measures to reduce our overhead significantly, which we believe will enable us to meet our needs for the next 12 months after September 30, 2005. Our ability to execute our business strategy depends to a significant degree on our ability to obtain sufficient and timely future financing.

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

         RISKS RELATED TO OUR SECURITIES

         WE ARE CONTROLLED BY STANFORD INTERNATIONAL HOLDING CORPORATION, WHICH IS WHOLLY OWNED BY MICHAEL MAK, OUR CHIEF EXECUTIVE OFFICER. Stanford International Holdings beneficially own 57.9% of the issued and outstanding shares of our common stock. Michael Mak, our Chief Executive Officer and director, owns 100% of Stanford. Accordingly, Mr. Mak controls the power to elect our directors, to appoint new management and to oppose actions requiring shareholder approval, such as adopting amendments to our articles of incorporation and approving mergers or sales of all or substantially all of our assets. Such concentration of ownership may have the effect of delaying or preventing a change of control even if a change of control is in the best interest of all shareholders. In addition, Mr. Mak may still effectively control our company even if his share holdings are significantly reduced. There may be instances in which the interest of our controlling shareholder may conflict with the interest of a holder of our securities. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

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

                              RELATED TRANSACTIONS

EMPLOYMENT AGREEMENT

On January 1, 2004, the Company entered into an employment agreement with its chief executive officer which provides for an annual salary of $100,000, plus bonuses of up to 1% of base salary. On January 15, 2004, the Company amended the employment agreement to adjust the salary to $60,000 per year plus bonuses of up to 1% of net sales of BonusAmerica over and above $10 million, valid for one year. The contract was amended to approximate the fair value of services rendered. For the nine months ended September 30, 2005, the Company's chief executive officer's salary charged to operations was $45,000 (2004: $39,500).

FACILITIES

On March 1, 2004, we began renting warehouse and office facilities consisting of approximately 5,000 square feet from Stanford (which leases the premises from Anjac) on a month-to-month basis at $6,000 per month. In July 2004, our monthly rental obligation decreased to $3,500. In July 2005 we again reduced the space in our Los Angeles office lowering our monthly rental obligation to $700. During the nine months ended September 30, 2005, payments to Stanford related to rent were $ 23,400 (2004: $37,110), respectively.

DATABASE RENTALS

The Company rents its customer database to other divisions of Stanford. Rents charged are based on 15% of revenues generated from the use of the database. During the nine months ended September 30, 2005, the Company generated revenues of $2,093 (2004: $13,602) from its database rentals.

PROFESSIONAL STAFF LEASED

On February 12, 2004, the Company entered into an agreement to pay Stanford a percentage of employee compensation based upon the percentage of employee hours used by the Company in 2003. In connection therewith, Stanford will charge the Company 68% of its total employee costs from January to March 2004. As of April 1, 2004, BonusAmerica started paying its own employment cost. During the nine months ended September 2005, the Company incurred $0 (2004: $174,145) related to the leasing of professional staff.

FIXED ASSETS RENTALS

On February 20, 2004, the Company agreed to lease property and equipment to Stanford based on a reasonable and agreed upon charge. Lease charges were approximately 25% of the depreciation expense in 2004. The same percentage is used for 2005 since the agreement between the Company and Stanford includes no agreed upon percentage. During the nine months ended September 30, 2005, fixed asset rental income was $13,050 (2004: $13,050).

AMOUNT DUE FROM AFFILIATE

The Company advanced $274,380 to Stanford, an affiliated company, during the nine months ended September 30, 2005. The advances are non interest bearing, unsecured and repayable on demand.

AMOUNT DUE TO RELATED PARTY

Amount due to a related party of $147,248 represents $40,089 due to Michael Mak, the Company's President and Chief Executive Officer for expenses paid on behalf of BonusAmerica, payable on demand, and $107,159 due to Megamooch, an entity partially owned by Michael Mak from Sino-Trade, payable on demand..

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

There were no changes in the Company's internal controls or in the other factors that could significantly affect those controls since the most recent evaluation of such controls.

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


                                        BonusAmerica Worldwide Corp.
                                        (Registrant)

Date: November 17, 2005                 By: /s/ Michael Mak
                                            --------------------------------
                                        Chief Executive Officer and Director



Date: November 17, 2005                 By: /s/ Michael Mak
                                            -------------------------------
                                        Chief Financial Officer