Form 10KSB
period 2005-12-31
BONUSAMERICA WORLDWIDE CORP.
filed 2006-04-24
CIK 1171689

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-KSB

--------------------------------------------------------------------------------

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2005
                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from         to

                        Commission File Number 333-64804
                             -----------------------
                          BONUSAMERICA WORLDWIDE CORP.
                 (Name of Small Business Issuer in Its Charter)

               NEVADA                                    75-3026459
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

        834 S. Broadway, 5th Floor                        90014
         Los Angeles, California
 (Address of principal executive offices)               (Zip Code)

                                  213-243-1505
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock ($0.001 par value)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State issuer's revenues for its most recent fiscal year. $2,188,642.

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of 12/31/2005 was approximately $360,000.00 using the closing price per share of $0.06, as reported on NASDAQ as of such date.

The number of shares of registrant's common stock outstanding as of 12/31/05 was 19,862,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

--------------------------------------------------------------------------------
                          BonusAmerica Worldwide Corp.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2005

                                      INDEX

PART I
   ITEM 1.   Description of Business.........................................  3
   ITEM 1A.  Risk Factors....................................................  9
   ITEM 1B.  Unresolved Staff Comments....................................... 20
   ITEM 2.   Description of Properties....................................... 20
   ITEM 3.   Legal Proceedings............................................... 20
   ITEM 4.   Submission of Matters to a Vote of Security Holders............. 20

PART II
   ITEM 5.   Market for Common Equity, Related Stockholder Matters
               and Small Business Issuer Purchases of Equity Securities...... 20
   ITEM 6.   Management's Discussion and Analysis or Plan of Operation ...... 21
   ITEM 7.   Financial Statements............................................ 24
   ITEM 8.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure........................... 36
   ITEM 8A.  Controls and Procedures......................................... 36
   ITEM 8B.  Other Information............................................... 36

PART III
   ITEM 9.   Directors and Executive Officers of the Registrant.............. 37
   ITEM 10.  Executive Compensation.......................................... 38
   ITEM 11.  Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters.................... 39
   ITEM 12.  Certain Relationships and Related Transactions.................. 40
   ITEM 13.  Exhibits and Reports on Form 8-K ............................... 41
   ITEM 14.  Principal Accountant Fees and Services.......................... 42

SIGNATURES................................................................... 44

                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-KSB contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

      Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the caption "Risk Factors" included herein.

ITEM 1. Business

Overview

BonusAmerica Worldwide Corporation ("BAWC," "we" and the "Company") offers a suite of advertising and media services and products that meet the need of marketers and advertisers including Internet marketing, search engine marketing ("SEM"), email marketing and print advertising. We work closely with advertisers to implement integrated online and offline advertising and media solutions and manage campaign planning and execution.

We are further establishing our media and advertising division by working with our current consumer-base to increase printed advertising in a quarterly industrial magazine and direct mailing services.

We are one of the few established providers of Internet marketing services and online advertising technology within the People's Republic of China ("PRC"). We sell our products and services worldwide from 5 sales locations in 3 countries to a consumer base in Asia, North America, Europe, and Canada.

History

We were incorporated in the state of Nevada on February 1, 2002 under the name Longbow Mining, Inc. Prior to March 1, 2004, we were engaged in acquisition and exploration of mineral properties and evacuation of minerals located in British Columbia, Canada.

On March 1, 2004, we purchased BonusAmerica Corporation, a California corporation, or BAC, a wholly-owned subsidiary of Stanford International Holding Corporation, a California corporation, or Stanford, from Stanford. In connection with the transaction, we issued 5 million shares of restricted common stock and Archer Pacific Management, Inc., an affiliate of Ernest Cheung (one of our founders) and Fred Tse (or one of his affiliates) transferred 6.5 million shares of our restricted common stock held by them to Stanford for all of the issued and outstanding shares of BAC. As a result of this transaction, Stanford became the beneficial owner of 57.9% of our then issued and outstanding shares of common stock and BAC became our wholly-owned subsidiary. At the time of the transaction, Stanford was owned by Michael Mak, our current President, Chief Executive Officer and director, Carson Kwong, a former director, and Steven Wong. A Form 13D was filed on June 28, 2004 denoting the beneficial ownership of Stanford. Furthermore, on April 16, 2005, Mr. Mak purchased 100% of the ownership of Stanford from Carson Kwong and Steven Wong. Michael Mak is also the Chief Executive Officer of Stanford and has the power to direct Stanford's votes. Our common stock is currently trading on the Over-the-Counter Bulletin Board under the symbol "BAWC."

Effective May 12, 2004, (i) Fred Tse resigned as our President and Chief Executive Officer and the Board of Directors appointed Michael Mak to serve as our President, Chief Executive Officer and director; and (ii) Carson Kwong was appointed to serve on our Board of Directors in connection with the acquisition. Effective October 13, 2004, Stephen Kenwood and Fred Tse resigned from their positions as our directors. Effective October 26, 2004, John A. Leper was appointed to serve on our Board of Directors and to serve as Secretary as replacement for Ernest Cheung. Effective December 29, 2004, Carson Kwong resigned from his position as a director and Kam Chuen Lau was appointed to fill the vacancy created by Mr. Kwong's departure. Mr. Kam C. Lau resigned his position as a director of the Company on November 15, 2005. Currently, our board of directors consists of Michael Mak, who is also our President and Chief Executive Officer and John A. Leper, who is also our Vice-President and Secretary. We are in the process of searching for qualified personnel to serve as our Chief Financial Officer. Until such time, Michael Mak is serving as our interim Chief Financial Officer.

Effective May 12, 2004, we changed our name from Longbow to BonusAmerica Worldwide Corporation.

During March 2004, we formed, a wholly-owned subsidiary, Sino Trade - Intelligent Development Corp. LTD., or Sino Trade, under the laws of Hong Kong. The purpose of Sino Trade is to provide additional support to our business-to-business trade operations in China and the United States.

We are currently in the process of changing our name from BonusAmerica Worldwide Corporation to Asia Global Holdings Corporation. Completion of the name change should take place by the end of April 2006. Furthermore, once the name change has been accepted, we will obtain a new symbol, a new CUSIP, file the proper notifications of our name change with NASD and the SEC and file an appropriate Form 8-K.

Currently

Up until recently the primary business of the Company was a direct marketing, Internet commerce and media company based out of Los Angeles, California with operations in Hong Kong and China, in which the Company was engaged in business-to-consumer retail sales, business-to-business media and advertising services sales, and international business-to-business media and services sales.

We have now shifted our focus away from Internet retail and commerce to direct all of our resources toward the growth of our media and advertising business within the Asian marketplace. We are in the process of moving our main operations and headquarters from Los Angeles, California to our Hong Kong offices which will facilitate the identification, evaluation and acquisition of Asian opportunities ahead of the competition. However at this time, our headquarters is still located at 834 S. Broadway, 5th Floor, Los Angeles, California 90014.

Our Los Angeles, California offices will continue to be used primarily for the purpose of seeking out, evaluating and acquiring investment opportunities in the United States and Europe, which are compatible with our current goals. We believe by relocating our headquarters offices to Hong Kong will broaden our access to the marketplace and still allow us to maintain our presence in the U.S.

We have experienced an overall decrease in revenue for the 12 months ending December 31, 2005. The decrease was primarily derived from a 98% decrease in revenue from our product sale division as a result of re-focusing our business direction towards Advertising and Media.

While revenues and profits have decreased over the 12 month period, we have not yet been able to raise the additional capital required to execute many components of our overall business plan. Hence, significant planning changes have been necessitated and are at the time of this Report in the process of being implemented.

Most significant of the aforementioned planning changes are as follows: 1) move the majority of our operations to China to benefit from lower operating costs,
2) cut back our Online Retailing business and reduce the associated overhead and inventory purchasing accordingly, 3) spread out the rollout of the TradeDragon international business-to-business trade portal and reduce support staff accordingly, 4) suspend indefinitely the operations of our More2Save, RateandSave and CouponsRewardsSavings websites and reduce operating costs accordingly, and 5) suspend indefinitely any activity related to virtual stores.

Our current operations include the following:

      Media and Advertising: We derive revenue from the rental of e-mail and postal address lists to selected other marketers, and from selling advertising space on our various Internet marketing portals. We have suspended the operations of three of our portals --www.More2Save.com, www.RateandSave.com and www.CouponsRewardsSavings.com -- until management believes the proper funding is available to operate them profitably. In the fourth quarter of 2004 we launched TradeDragon, our international Business-to-Business trade portal which links member businesses that are interested in developing or expanding operations in the United States and China markets, with complementary members of TradeDragon. We intend to launch www.BonusChina.com an online entertainment, information and services portal in China when funding is available to do so.

Our wholly-owned subsidiary, Sino Trade - Intelligent Development Corp. LTD., an organization formed under the laws of Hong Kong, or Sino Trade, provides infrastructure support for our operations in China and Hong Kong and helps generate sales for our Media and Advertising business in Hong Kong and China. Sino Trade has been successful in generating revenue and profit in the all four quarters of 2005. Through Sino Trade, we operate three offices in mainland China and one office in Hong Kong. Our offices in China are located throughout the Guangdong Province, the manufacturing center that was responsible for approximately 30 % of China's total exports for 2005. Our office in Hong Kong serves as our China communications hub.

Our wholly-owner subsidiary, Wah Mau Corporate Planning Development (Shenzhen) Company Limited, an organization formed under the laws of the People's Republic of China,(1) or Wah Mau, provides infrastructure support for our operations in China and Hong Kong and helps generate sales for our Media and Advertising business in Hong Kong and China. Sino Trade has been successful in generating revenue and profit in the all four quarters of 2005.

Communications between our Hong Kong office and our headquarter offices located in Los Angeles allows for seamless international business operations. Corporate management and strategy, marketing, and US Sales are handled in the U.S. office while China marketing, sales, IT, product sourcing and production are executed and managed by our offices located in China. We currently serve customers within the U.S., Hong Kong, China, and Canada.

----------
(1) This is an English translation of the official Chinese name.

THE ONLINE ADVERTISING INDUSTRY

Overview

Online advertising, which effectively began in 1994, has now been in existence for over a decade. The advertising medium rapidly increased in popularity during the late nineties, and, driven by high spending by dot-com companies, reached its first peak in 2000. With the dissolution of many of the dot-com companies in 2000, however, spending levels dropped drastically. In contrast, the number of consumers using the Internet continued to steadily increase. Following a troubled online advertising period between 2001 and 2003 due to the resulting economic recession, Internet advertising once again emerged as a force in 2004 and embraced the large online audience that had continued to build.

Web Publishers

Web publishers aim to profit from content, commerce and advertising on their Web sites. An experienced web publisher will also seek to identify and analyze user preferences in order to improve the Web site, thereby strengthening its relationship with its online audience and enhancing its appeal to advertisers. The current Internet advertising environment presents a number of challenges. Web publishers look to Internet advertising companies for assistance in the following areas:

      o Increasing Advertising Revenue. Web publishers want to maximize the revenue that they receive from advertising on their Web sites. Critical factors vary depending on the type of Web site.

      o Smaller Web Sites. Most Web sites lack the critical mass of audience necessary to attract attention from prospective advertisers and advertising agencies. As a result, it is not economically justifiable for them to build, maintain and supervise their own sales force. Further, due to the smaller audience, many Web sites do not subdivide their advertising sales by content area and, therefore, lose the opportunity to charge advertisers a premium for targeting specific subsets of their audience. As a result, many Web publishers outsource their advertising sales function to companies that represent a portfolio or network of many Web sites.

      o Premium Web Sites. Web sites with high brand recognition and a large online audience want to ensure that they sell premium advertising inventory to top advertisers for the best price. Premium Web sites may not have a cost effective way of reaching these advertisers, or may choose to outsource a portion of their advertising sales so that their employees can dedicate their time to other aspects of the business.

      o Unsold Inventory. Many Web sites have advertising inventory that remains under-sold or unsold. Web sites may experience diminishing returns if they try to reduce their excess inventory on their own. Web publishers may opt to work with companies representing a portfolio or network of Web sites, giving them the opportunity to generate revenue by reducing or eliminating unsold inventory.

      o Delivering and Managing High Volumes of Advertisements. Many Web publishers lack the resources to develop and operate the technology required to deliver high volumes of advertisements efficiently, while providing adequate targeting and accurate measurement and billing to advertisers. As a result, many Web publishers rely on third-party firms to deliver and manage advertisements and account data on their Web sites.

Advertisers

Advertisers aim to profit from selling products and services and building their brands online. Internet advertising offers a variety of options, including traditional advertising formats, such as banner, pop-up and pop-under advertisements and e-mail, enhanced advertisements, such as online search and rich media advertisements containing moving graphics, sound and video and SEM campaigns. Advertisers also must consider whether they wish to run general advertisement campaigns that reach a broad group of consumers or target more defined audiences by advertising on select Web sites, through behavioral targeting or otherwise. Advertisers look to Internet advertising companies with expertise in the following areas:

      o Targeting Online Audiences. With an ever-increasing number of Web sites and variety of content, online audiences are increasingly fragmented and harder for advertisers to reach. Advertisers need third-party firms that can provide them with reliable tools to reach and target their desired audience segments online.

      o Controlling Costs. It has become increasingly costly for advertisers to coordinate online advertising campaigns across numerous smaller Web sites, to work with premium Web sites and to run campaigns. Web advertising costs have also increased as a greater number of advertisers compete for ad impressions. Advertisers look to Internet advertising companies that offer them cost-effective ways to advertise their brands and aggregate their online audiences into a larger customer base.

      o Structuring Advertising Campaigns. As the Internet has expanded, the variety of options available to advertisers has also increased. Advertisers must decide which Web sites to work with, what their target audience is and how they can best target that audience. Advertisers need assistance to ensure that their online spending budget is allocated effectively.

      o Serving Advertisements and Managing Campaigns. Advertisers need software that can deliver advertisements in a variety of formats and measure the performance of their campaigns accurately and quickly. Many advertisers lack the analytical tools to actively manage larger or complex advertising campaigns, target appropriate users, efficiently run advertising campaigns utilizing a variety of formats and ensure the accuracy of measurement and billing. These advertisers may choose to outsource these functions to third-party providers.

Strategy

In 2002, we began operations of our online media and advertising distribution network. We generate media and advertising revenue by charging advertisers for:
(i) distributing their advertisements on our online shopping and coupon portals
(B2C); and (ii) allowing them to market directly to our subscribers in our Opted-In database who have opted to receive offers such as those offered by the advertisers. Our media and advertising division initially included www.CouponsRewardsSavings.com, which is currently inactive. Based upon our original success with www.CouponsRewardsSavings.com, we expanded our media and advertising division and developed the following suite of online businesses that make up our advertising distribution network:

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

With the exceptions of TradeDragon and Customer Database rentals each of our Advertising Distribution components listed above will remain inactive until management determines that adequate resources are available to present and operate them profitably.

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

TradeDragon initially targets: (i) U.S.-based buyers seeking to buy from suppliers in China; and (ii) China-based suppliers seeking to sell to the United States. Next, we intend to target U.S.-based businesses that desire to conduct business in China through the export of goods and services and/or establish partnership arrangements with retailing or selling partners in China. Through our proprietary system called DragonDynamics, we are able to drive both buyer and seller side traffic to our TradeDragon portal. We intend to generate revenue from companies that wish to sell to or partner with companies in the U.S. and/or China through the sale of TradeDragon memberships and ancillary products and services. Memberships, products and services are sold via direct marketing, trade publication advertising and through our existing sales force of 23 salespeople who are located throughout three sales offices in China.

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

For the twelve months ended December 31, 2005, our Media and Advertising division accounted for 98 % of our total revenues. We have not yet generated significant revenue from our RateandSave.com and More2Save.com websites.

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

The company has discontinued marketing for online retailing through BonusAmerica websites.

Our Competitors

We face intense competition in our current operating division of Media and Advertising. Many of our competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources than we do. Our BonusAmerica.com business directly competes with direct marketers such as Sharper Image (an international and national specialty retailer-NASDAQ:SHRP) and Hammacher Schlemmer (a New York based catalog specialty retailer). Our More2Save (currently inactive) online coupon and media distribution business competes with CoolSavings (an online direct marketing and media company-OTCBB:CSAV). Our RateandSave.com (currently inactive) shopping portal competes with Shopping.com (an online comparison shopping service) and BizRate.com (an online shopping search engine). Our TradeDragon.com business trading portal competes with Alibaba.com (a global trade portal and provider of online marketing services for importers and exporters) and GlobalSources.com (a business-to-business media company that facilitates global trade, focusing on the China market-NASDAQ:
GSOL).

Most of our current and potential competitors are larger companies with greater financial resources, marketing, technical management and other resources than we do. Some of our competitors have and may continue to use aggressive pricing or inventory availability practices and devote substantially more resources to their online operations and system development than us. New technologies and the expansion of existing technologies may also decrease the barriers to entry into our business or otherwise increase the competitive pressure that we face.

Seasonality

Except for our business related to our TradeDragon portal, our business is highly seasonal, with sales peaks in the end-of-year holiday shopping seasons as well as for Mother's Day, Father's Day and graduation gift-giving. A substantial portion of our total revenues, and all or most of our net earnings, occur in our fourth fiscal quarter ending December 31. We generally experience lower revenues during the other quarters and, as is typical in the retail industry, have incurred and may continue to incur losses in these quarters. In addition, similar to many retailers, we make merchandising and inventory decisions for the holiday season well in advance of the holiday selling season. Accordingly, unfavorable economic conditions or deviations from projected demand for products during the fourth quarter could have a material adverse effect on our financial position or results of operations for the entire fiscal year. The fourth quarter accounted for 22% of total revenues in fiscal year 2005. In addition, the fourth quarter accounted for a substantial portion of our net earnings in 2005.

Employees

As of December 31, 2005, we employed approximately 38 associates, approximately 30% of whom were full-time. We consider our associate relations to be good.

Privacy Protection

The growth of our business and of the Internet depends on user trust in the integrity of the Internet and in the businesses that use it. We believe that fostering user confidence in online privacy is an integral component of our commitment to delivering the right message to the right user at the right time. We actively monitor privacy laws and regulations, and we take seriously the principles that consumers must have notice and choice and confidence that their information is secure.

We may collect non-personally identifiable information on behalf of our customers in the delivery of Internet advertising. When we perform such services, we provide notice to users about our use of such information and insist that our customers provide users with the choice not to participate. We do not directly collect or maintain a database of personally identifiable information about online consumers or associate online and offline information collected about users. We insist that our customers provide notice to users about the marketing uses of personally identifiable information collected online, including whether they associate online and offline information about users, and that they provide users with the choice not to participate.

Website Access to our SEC Reports

Our Internet website address is www.BonusAmerica.com/bacorp. Through our Internet website, we will make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our Proxy Statements for our Annual Stockholder Meetings are also available through our Internet website. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

You may also obtain copies of our reports without charge by writing to:

BonusAmerica Worldwide Corporation

834 S. Broadway, 5th Floor
Los Angeles, California 90014
Attn: Investor Relations

ITEM 1A: Risk Factors

Risks Related to BonusAmerica Worldwide Corporation

We may not be able to sustain our profitability.

We were unable to achieved profitability in accordance with generally accepted accounting principles in the United States, or GAAP, for the year ended December 31, 2005 but we may be unable to achieve profitability in the future. We incurred net losses of $382,400 for the twelve months ended December 31, 2005. Each preceding year we had net gains in operations. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis in the future.

We may not be ale to successfully upgrade and integrate our existing products and technology.

Our ability to compete depends, in part, on our success at upgrading and integrating our existing products and technology. From time to time we upgrade and issue new releases of our existing technology to integrate new functionalities and respond to industry developments. We may experience bugs, delays, difficulties or increased costs that could hinder or prevent the successful design, integration, development, introduction or marketing of new releases of our technology. In addition, we must ensure that performance levels of our technology remain steady when we release new versions to our customers. Any material delays in introducing a new release or performance problems could cause us to lose customers and cause our revenue to decline.

Our international operations face legal and cultural challenges and subject us to additional risks. We have operations in a number of international markets, including Asia, United States, Europe and Canada, and we currently derive more than half our revenue from non-U.S. markets. To date, we have limited experience in marketing, selling and distributing our solutions internationally. Our international operations are subject to other risks, including:

      o     changes in regulatory requirements;

      o reduced protection for intellectual property rights in some countries;

      o potentially adverse tax consequences and restrictions on cash flow resulting from, among other things:

            o local statutory liquidity requirements for businesses operating in certain foreign countries;

            o the need to maintain cash balances to meet short-term capital requirements;

            o operations in foreign countries with higher tax rates than the United States;

            o     the inability to utilize certain foreign tax credits; and

            o the inability to utilize some or all of our losses generated in one or more foreign countries;

      o general import/export restrictions relating to encryption technology and/or privacy matters;

      o     difficulties and costs of staffing and managing foreign operations;

      o local law requirements governing employment contracts, which may impose, among other things, minimum notice periods and minimum severance payments for involuntary terminations;

      o     political and economic instability;

      o     fluctuations in currency exchange rates; and

      o seasonal reductions in business activity during the summer months in Europe and certain other parts of the world.

      o Any or all of these risks could affect our business outside of the United States and negatively impact our results of operations.

We are undertaking several global initiatives in order to better leverage our business, and our efforts may not be successful or may not be beneficial to each of the offices in which we operate.

In order to realign and better leverage our business we have commenced several global initiatives, including harmonizing our global product lines across the offices in which we operate and creating global standards for product management, development and marketing, which we will continue during the course of 2006. In order to synchronize our various offices and create a uniform worldwide business model we will need to, among other things, set up uniform processes, formalize and build out training courses, set up global information sharing and communication processes, identify and track productivity and cost measurements and identify areas of inefficiency and develop global recovery plans. While we anticipate that the global realignment will have cost and efficiency savings for our business, there is no guarantee that our global efforts will be successful over the long run. Additionally, the global business model that we implement for each of our business segments may not be the ideal standard for each of our offices, and may result in increased costs and decreased savings for particular offices and lines of business throughout our organization.

Our future revenues and results of operations may be difficult to forecast and results in prior periods may no be indicative of future results.

At times in the past and in certain segments, our revenues have grown significantly and have decreased significantly. Accurate predictions of future revenues are difficult because of the rapid changes in the markets in which we operate.

Our results of operations have fluctuated and may continue to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

      o     the addition of new clients or the loss of existing clients;

      o     changes in fees paid by advertisers or other clients;

      o changes in the amount of royalties payable by us to owners of Web sites or the imposition of new charges or fees by Web site owners;

      o the demand by advertisers and Web publishers for our advertising solutions;

      o the introduction of new Internet marketing services by us or our competitors;

      o variations in the levels of capital or operating expenditures and other costs relating to the maintenance or expansion of our operations, including personnel costs;

      o seasonality, which tends to result in lower revenue during the summer months of the third quarter and higher revenue in the fourth quarter of each year;

      o changes in results of operations brought about by newly acquired businesses or new joint ventures, which may be exceedingly difficult to predict due to management's lack of history with such businesses or joint ventures;

      o     changes in governmental regulation of the Internet; and

      o     general economic conditions.

Our future revenues and results of operations may be difficult to forecast due to the above factors and the time we may need to adequately respond to any changes in them. Our profit margins may suffer if we are unable to pass some of the costs on to our customers. In addition, our expense levels are based in large part on our investment plans and estimates of future revenues. Any increased expenses may precede or may not be followed by increased revenues, as we may be unable to, or may elect not to, adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, we believe that period-to-period and year-to-year comparisons of our results of operations may not be meaningful.

We could be adversely affected by an impairment of significant amount of goodwill and/or intangible assets on our balance sheet.

In the course of our operating history, we have acquired and disposed of numerous assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our balance sheet. The goodwill and/or intangible assets were recorded because the fair value of the net assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate on at least an annual basis whether events and circumstances indicate that all or some of the carrying value of goodwill and/or intangible assets are no longer recoverable, in which case we would write off the unrecoverable portion as a charge to our earnings.

To improve our operating performance, we may decide to acquire other assets or businesses complementary to our business and, as a result, we may record additional goodwill and/or intangible assets on our balance sheet in the future. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings. We will also be required to allocate a portion of the purchase price of any acquisition to the value of any intangible assets that meet the criteria specified in the Statement of Financial Accounting Standards No. 141, "Business Combinations," such as marketing, customer or contract-based intangibles. The amount allocated to these intangible assets could be amortized over a fairly short period. As a result, our earnings and the market price of our common stock could be negatively affected.

If we lost any key personnel, our business will be adversely affected.

Our success depends, to a significant extent, upon our senior management and key sales and technical personnel, particularly our Chief Executive Officer, who is also our Chief Financial Officer. The competition for experienced and talented executives, senior managers and technical and sales personnel has become intense in our industry. The loss of the services of one or more of these persons, other similarly positioned members of management or other key personnel could materially and adversely affect our ability to develop our business.

In order to continue to operate efficiently and to grow our business, we will need to attract and retain qualified personnel and manage our costs, which we may be unable to do.

Our success depends on our ability to attract and retain qualified technical, sales and marketing, customer support, financial and accounting, and managerial personnel. We may expand our total workforce and will need to continue to attract qualified personnel in order to grow our business successfully. Additionally, as our business has escalated, we have increased our reliance on contractors and outside firms for development. We may not be able to attract, integrate and retain the numbers and types of candidates that we desire, and we may not be able to retain our contractors and outside firms and may not be able to replace them. Even if we are successful in attracting new staff, we may not be able to increase revenue quickly enough to offset the costs of the additional personnel. Any of these contingencies could cause our business to suffer.

We have experienced in the past, and may continue to experience in the future, particular difficulty in hiring and retaining qualified staff. Competition for staff is very high, and training is difficult because the required skill set is complex and there is no industry standard. Search is currently one of our fastest growing areas. If we are unable to attract, train and retain qualified search staff, we may not remain competitive and could lose business and our customers, which could have an adverse effect on revenue.

Our operations are vulnerable to natural disasters and other events, including terrorist attacks, because we have limited backup systems.

We have limited backup systems and have experienced system failures and electrical outages from time to time in the past, which have disrupted our operations. We have a limited disaster recovery plan in the event of damage from fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins and similar events. Our operations are dependent on our ability to protect our computer systems against these unexpected adverse events. If any of the foregoing occurs, we may experience a complete system shutdown. Any business interruption insurance that we carry is unlikely to be sufficient to compensate us for loss of business in the event of a significant catastrophe.

In addition, interruptions in our services could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Our TradeDragon technology resides on computer systems located in our data centers housed by us in Hong Kong. These systems' continuing and uninterrupted performance is critical to our success, as a substantial portion of the revenue depend on the continuing availability of these systems. Despite precautions that we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our solutions. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations. To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our Web sites to mirror our online resources. Although we believe we carry property insurance with adequate coverage limits, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation that may occur.

In addition, terrorist acts or acts of war may cause damage to our employees, facilities, clients, our clients' customers and vendors, which could significantly impact our revenues, costs and expenses and financial position. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot be presently predicted. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

Our network operations may be vulnerable to hacking, viruses and other disruptions, which may make our products and services less attractive and reliable.

Internet usage could decline if any well-publicized compromise of security occurs. "Hacking" involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers have made many attempts to breach the security of our network operations, with minimal disruption to date. If hackers are successful in the future, they could misappropriate proprietary information, which could lead to litigation against us, or cause substantial disruptions in our service. We may be required to expend capital and other resources to protect our Web site against hackers. Any measures we may take may not be effective. In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability, as well as materially damage our reputation and decrease our user traffic.

We depend on proprietary rights, and we face the risk of infringement.

Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we protect through a combination of copyright, trade secret and trademark law. Patent applications and trademark applications we submit may not be approved. Even if they are approved, such patents or trademarks may be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own such trademarks, our use of such trademarks will be restricted unless we enter into arrangements with such third parties that may be unavailable on commercially reasonable terms.

We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our solutions or technologies. The steps we have taken may not prevent misappropriation of our solutions or technologies, particularly in many foreign countries in which we operate, where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

We have, from time to time, been, and may in the future be, subject to claims of alleged infringement of the trademarks and other intellectual property rights of third parties by us or by customers who employ our advertising solutions. We may be required, or may elect, to indemnify these parties against such claims. Such claims and any resultant litigation could subject us to significant liability for damages and could result in the invalidation of our proprietary rights. In addition, even if we prevail, such litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention, any of which could materially and adversely affect our business, results of operations and financial condition. Any claims or litigation from third parties may also result in limitations on our ability to use the trademarks and other intellectual property subject to such claims or litigation unless we enter into arrangements with the third parties responsible for such claims or litigation, which may be unavailable on commercially reasonable terms, if at all.

Future outbreaks of Severe Acute Respiratory Syndrome ("SARS"), Avian flu or other widespread public health problems could adversely affect our business.

Future outbreaks of SARS, Avian flu or other widespread public health problems in China and surrounding areas, where most of our employees work, could negatively impact our business in ways that are hard to predict. Prior experience with the SARS virus suggests that a future outbreak of SARS, Avian flu or other widespread public health problems may lead public health authorities to enforce quarantines, which could result in closures of some of our offices and other disruptions of our operations. A future outbreak of SARS, Avian flu or other widespread public health problems could result in reduction of our advertising and fee-based revenues.

Political and economic conditions in Greater China and the rest of Asia are unpredictable and may disrupt our operations if these conditions become unfavorable to our business.

We expect to derive a substantial percentage of our revenues from the Greater China market. Changes in political or economic conditions in the region are difficult to predict and could adversely affect our operations or cause the Greater China market to become less attractive to advertisers, which could reduce our revenues. We maintain a strong local identity and presence in each of the regions in the Greater China market and we cannot be sure that we will be able to effectively maintain this local identity if political conditions were to change. Furthermore, many countries in Asia have experienced significant economic downturns since the middle of 1997, resulting in slower GDP growth for the entire region as a result of higher interest rates and currency fluctuations. If declining economic growth rates persist in these countries, expenditures for Internet access, infrastructure improvements and advertising could decrease, which could negatively affect our business and our profitability over time.

Economic reforms in the region could also affect our business in ways that are difficult to predict. For example, since the late 1970s, the Chinese government has been reforming the Chinese economic system to emphasize enterprise autonomy and the utilization of market mechanisms. Although we believe that these reform measures have had a positive effect on the economic development in China, we cannot be sure that they will be effective or that they will benefit our business.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if Chinese renminbi were to decline in value, reducing our revenues in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China and Hong Kong use their respective local currencies as their functional currencies. The majority of our revenues derived and expenses incurred are in Chinese renminbi with a relatively small amount in Hong Kong dollars and U.S. dollars. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the renminbi depends to a large extent on Chinese government policies and China's domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of renminbi to U.S. dollars had generally been stable and the renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese renminbi to the U.S. dollar. Under the new policy, Chinese renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese renminbi appreciated approximately 2.5% against the U.S. dollar in 2005. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese renminbi against the U.S. dollar. We can offer no assurance that Chinese renminbi will be stable against the U.S. dollar or any other foreign currency.

The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries' financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity's functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks.

Although Chinese governmental policies were introduced in 1996 to allow the convertibility of Chinese renminbi into foreign currency for current account items, conversion of Chinese renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People's Bank of China. These approvals, however, do not guarantee the availability of foreign currency. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese renminbi in the future. Because a significant amount of our future revenues may be in the form of Chinese renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in Chinese renminbi to fund our business activities outside China, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial conditions and results of operation.

Changes to existing accounting pronouncements, including SFAS 123R, or taxation rules or practices may adversely affect our reported results of operations or how we conduct our business.

A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Pursuant to SEC rules, we are required to implement the Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") starting in the first quarter of 2006. SFAS 123R requires us to measure compensation costs for all share-based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take compensation charges equal to that value. The method that we use to determine the fair value of stock options is based upon, among other things, the volatility of our ordinary shares. The price of our ordinary shares has historically been volatile. Therefore, the requirement to measure compensation costs for all share-based compensation under SFAS 123R could negatively affect our profitability and the trading price of our ordinary shares. SFAS 123R and the impact of expensing on our reported results could also limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

We may be required to record a significant charge to earnings if we must reassess our goodwill or amortizable intangible assets arising from acquisitions.

We are required under GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. As of December 31, 2005 our amortizable intangible assets were $546,623.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. Under the supervision and with the participation of our management, we have evaluated our internal controls systems in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We have performed the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we have incurred additional expenses and a diversion of management's time. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq National Market. Any such action could adversely affect our financial results and the market price of our ordinary shares.

You should not place undue reliance on our financial guidance, nor should you rely on our quarterly operating results as an indication of our future performance because our results of operations are subject to significant fluctuations.

We may experience significant fluctuations in our quarterly operating results due to a variety of factors, many of which are outside of our control. Significant fluctuations in our quarterly operating results could be caused by any of the factors identified in this section, including but not limited to our ability to retain existing users, attract new users at a steady rate and maintain user satisfaction; the announcement or introduction of new or enhanced services, content and products by us or our competitors; significant news events that increase traffic to our websites; technical difficulties, system downtime or Internet failures; demand for advertising space from advertisers; seasonality of the advertising market; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; governmental regulation; seasonal trends in Internet use; a shortfall in our revenues relative to our forecasts and a decline in our operating results due to our inability to adjust our spending quickly; and general economic conditions and economic conditions specific to the Internet, electronic commerce and the Greater China market. As a result of these and other factors, you should not place undue reliance on our financial guidance, nor should you rely on quarter-to-quarter comparisons of our operating results as indicators of likely future performance. Our quarterly revenue and earnings per share guidance is our best estimate at the time we provide guidance. Our operating results may be below our expectations or the expectations of public market analysts and investors in one or more future quarters. If that occurs, the price of our ordinary shares could decline and you could lose part or all of your investment.

Our stock price has been historically volatile and may continue to be volatile, which may make it more difficult for you to resell shares when you want at prices you find attractive.

The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the twelve months ended December 31, 2005, the closing sale prices of our ordinary shares on the Nasdaq National Market ranged from $0.02 to $0.20 per share and the closing sale price on April 11, 2006 was $0.04 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our ordinary shares, regardless of our operating performance.

We may be classified as a passive foreign investment company, which could result in adverse U.S. tax consequences to U.S. investors.

Based upon the nature of our income and assets, we may be classified as a passive foreign investment company, or PFIC, by the United States Internal Revenue Service for U.S. federal income tax purposes. This characterization could result in adverse U.S. tax consequences to you. For example, if we are a PFIC, our U.S. investors will become subject to increased tax liabilities under U.S. tax laws and regulations and will become subject to more burdensome reporting requirements. The determination of whether or not we are a PFIC is made on an annual basis, and those determinations depend on the composition of our income and assets, including goodwill, from time to time. Although in the past we have operated our business and in the future we intend to operate our business so as to minimize the risk of PFIC treatment, you should be aware that certain factors that could affect our classification as PFIC are out of our control. For example, the calculation of assets for purposes of the PFIC rules depends in large part upon the amount of our goodwill, which in turn is based, in part, on the then market value of our shares, which is subject to change. Similarly, the composition of our income and assets is affected by the extent to which we spend the cash we have raised on acquisitions and capital expenditures. In addition, the relevant authorities in this area are not clear and so we operate with less than clear guidance in our effort to minimize the risk of PFIC treatment. Therefore, we cannot be sure whether we are not and will not be a PFIC for the current or any future taxable year. In the event we are determined to be a PFIC, our stock may become less attractive to U.S. investors, thus negatively impacting the price of our stock.

We have a single shareholder who can substantially influence the outcome of all matters voted upon by our shareholders and whose interests may not be aligned with yours.

In March 2004, Stanford reported that they beneficially acquired approximately 57.9% of our outstanding ordinary shares. As a result, Stanford is able to substantially influence all matters requiring the approval of our shareholders, including the election of directors and the approval of significant corporate transactions such as acquisitions. This concentration of ownership could delay, defer or prevent a change in control or otherwise impede a merger or other business combination that the Board of Directors or other shareholders may view favorably.

We must rely on the Chinese government to develop China's Internet infrastructure and, if it does not develop this infrastructure, our ability to grow our business could be hindered.

The Chinese government's interconnecting, national networks connect to the Internet through government-owned international gateways, which are the only channels through which a domestic Chinese user can connect to the international Internet network. We rely on this backbone and China Telecom and China Netcom to provide data communications capacity primarily through local telecommunications lines. Although the Chinese government has announced plans to aggressively develop the national information infrastructure, we cannot assure you that this infrastructure will be developed. In addition, we have no guarantee that we will have access to alternative networks and services in the event of any disruption or failure. If the necessary infrastructure standards or protocols or complementary products, services or facilities are not developed by the Chinese government, the growth of our business could be hindered.

We may be adversely affected by complexity, uncertainties and changes in PRC regulation of Internet business and companies, including limitations on our ability to own key assets such as our website.

The Chinese government heavily regulates its Internet sector including the legality of foreign investment in the Chinese Internet sector, the existence and enforcement of content restrictions on the Internet and the licensing and permit requirements for companies in the Internet industry. Because these laws, regulations and legal requirements with regard to the Internet are relatively new and evolving, their interpretation and enforcement involve significant uncertainty. In addition, the Chinese legal system is a civil law system in which decided legal cases may be cited for reference but have little precedential value. As a result, in many cases it is difficult to determine what actions or omissions may result in liability. Issues, risks and uncertainties relating to China's government regulation of the Chinese Internet sector include the following:

      o We only have contractual control over our website in China; we do not own it due to the restriction of foreign investment in businesses providing value-added telecommunication services, including computer information services, online promotional advertising or electronic mail box services.

      o In addition, uncertainties relating to the regulation of the Internet business in China, including evolving licensing practices, give rise to the risk that permits, licenses or operations at some of our companies may be subject to challenge, which may be disruptive to our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us.

      o On December 11, 2001, the day China formally joined the World Trade Organization, the PRC State Council promulgated the FITE Regulations, which became effective on January 1, 2002. The FITE Regulations stipulate that the foreign party to a foreign-invested telecommunications enterprise can hold an equity share in such foreign-invested telecommunications enterprise that provides basic telecom services or value-added telecom services, ultimately not to exceed 49% or 50%, respectively. The Administrative Measures for Telecommunications Business Operating License were promulgated by the Chinese Ministry of Information Industry (MII) on December 26, 2001 and came into effect on January 14, 2002 to supplement the FITE Regulations. However, there are still uncertainties regarding the interpretation and application of the FITE Regulations.

      o The numerous and often vague restrictions on acceptable content in China subject us to potential civil and criminal liability, temporary blockage of our website or complete cessation of our website. For example, the State Secrecy Bureau, which is directly responsible for the protection of state secrets of all Chinese government and Chinese Communist Party organizations, is authorized to block any website it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information.

      o Because the definition and interpretation of prohibited content are in many cases vague and subjective, it is not always possible to determine or predict what and how content might be prohibited under existing restrictions or restrictions that might be imposed in the future. For example, in January 2005, the Chinese State Administration of Radio, Film & Television ("SARFT"), which regulates radio and television stations in China, issued a notice prohibiting commercials for value-added services related to "fortune-telling" from airing on radio and television stations, effective in February 2005. This notice could also lead to further actions by other Chinese government authorities to prohibit the sale of such fortune-telling related value-added services, which could have a material adverse effect on our financial position, results of operations, or cash flows. SARFT or other Chinese government authorities may prohibit the marketing of other advertising services via a channel we depend on to generate revenues, which could also have a material adverse effect on our financial position, results of operations or cash flows.

      o Certain Chinese governmental authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern Internet activities. The areas of regulation currently include online advertising, online news reporting, online publishing, and the provision of industry-specific (e.g., drug-related) information over the Internet. Other aspects of our online operations may be subject to regulation in the future. Our operations may not be consistent with these new regulations when they are put into effect and, as a result, we could be subject to severe penalties as discussed above.

      o The governing body of China's mobile industry, from time to time issues policies that regulate the business practices relating to advertising. We cannot predict the timing or substance of such regulations. Such regulations may have a negative impact on our business.

The interpretation and application of existing Chinese laws, regulations and policies, the stated positions of the MII and possible new laws, regulations or policies have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, Internet businesses in China, including our business.

In order to comply with PRC regulatory requirements, we operate our main businesses through companies with which we have contractual relationships but in which we do not have controlling ownership. If the PRC government determines that our agreements with these companies are not in compliance with applicable regulations, our business in the PRC could be adversely affected.

The Chinese government restricts foreign investment in Internet-related and advertising businesses, including Internet access, distribution of content over the Internet, and advertising via the Internet. Accordingly, we operate our Internet-related and advertising businesses in China through a variable interest entity, or VIE.

Although we believe we are in compliance with current PRC regulations, we cannot be sure that the PRC government would view these operating arrangements to be in compliance with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If we are determined not to be in compliance, the PRC government could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, block our website, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. We may also encounter difficulties in obtaining performance under or enforcement of related contracts. Because PRC regulations restrict our ability to provide Internet content and advertising services directly in China, we are dependent on our VIE.

If tax benefits currently available to us in China were no longer available, our effective income tax rates for our China operations could increase to 33%.

We are incorporated in the Nevada where no state income taxes are imposed, however United State federal income taxes are imposed. We have operations in four tax jurisdictions including China, the U.S., Hong Kong and Canada. For the U.S., Hong Kong and Canada, we have incurred net accumulated operating losses for income tax purposes. We believe that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence we have not recorded income tax provisions or benefits for these locations. We do not expect that we will record any income tax provisions for our operations in the U.S., Hong Kong and Canada in the foreseeable future.

Even if we are in compliance with Chinese governmental regulations relating to licensing and foreign investment prohibitions, the Chinese government may prevent us from advertising or distributing content that it believes is inappropriate and we may be liable for such content or we may have to stop profiting from such content.

China has enacted regulations governing Internet access and the distribution of news and other information. In the past, the Chinese government has stopped the distribution of information over the Internet that it believes to violate Chinese law, including content that it believes is obscene, incites violence, endangers national security, is contrary to the national interest or is defamatory. In addition, we may not publish certain news items, such as news relating to national security, without permission from the Chinese government. Furthermore, the Ministry of Public Security has the authority to cause any local Internet service provider to block any website maintained outside China at its sole discretion. Even if we comply with Chinese governmental regulations relating to licensing and foreign investment prohibitions, if the Chinese government were to take any action to limit or prohibit the distribution of information through our network or to limit or regulate any current or future content or services available to users on our network, our business could be significantly harmed.

Because the definition and interpretation of prohibited content is in many cases vague and subjective, it is not always possible to determine or predict what and how content might be prohibited under existing restrictions or restrictions that might be imposed in the future.

In January 2005, the Chinese State Administration of Radio, Film and Television ("SARFT"), which regulates radio and television stations in China, issued a notice prohibiting commercials for MVAS related to "fortune-telling" from airing on radio and television stations effective in February 2005. This notice could also lead to further actions by other Chinese government authorities to prohibit the sale of such fortune-telling related SMS which could have a material adverse effect on our financial position, results of operations, or cash flows. SARFT or other Chinese government authorities may prohibit the marketing of other value-added services via a channel we depend on to generate revenues, which could have a material adverse effect on our financial position, results of operations or cash flows.

The Chinese legal system has inherent uncertainties that could limit the legal protections available to you.

Our business arrangements with our VIE in China are governed by the laws of the People's Republic of China. China's legal system is based upon written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited value as precedents. Since 1979, the Chinese legislative bodies have promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties, and therefore you may not have legal protections for certain matters in China.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us.

We conduct our operations in China and a significant portion of our assets is located in China. In addition, some of our directors and executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon those directors or executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the U.S. and many other countries that provide for the reciprocal recognition and enforcement of judgment of courts. As a result, recognition and enforcement in China of judgments of a court of the U.S. or any other jurisdiction in relation to any matter may be difficult or impossible.

We may be exposed to infringement claims by third parties, which, if successful, could cause us to pay significant damage awards.

Third parties may initiate litigation against us alleging infringement of their proprietary rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be harmed. In addition, even if we are able to license the infringed or similar technology, license fees could be substantial and may adversely affect our results of operations.

Our failure to compete successfully may hinder our growth.

The markets for Internet advertising and related products and services are intensely competitive and such competition is expected to increase. Our failure to compete successfully may hinder our growth. We believe that our ability to compete depends upon many factors both within and beyond our control, including:

      o     the development of new online advertising media and methods;

      o the timing and market acceptance of new products and enhancements of existing services developed by us and our competitors;

      o     the ability to attract and retain qualified personnel;

      o     changing demands regarding customer service and support;

      o     shifts in sales and marketing efforts by us and our competitors; and

      o the ease of use, performance, price and reliability of our services and products.

Some of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than ours. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective clients. In addition, most online advertising companies are seeking to broaden their business models, so that companies that do not currently compete directly with us may decide to compete more directly with us in the future. We may be unable to compete successfully against current or future competitors.

Changes in laws and standards relating to data collection and use practices and the privacy of internet users, or related litigation, could harm our business.

The U.S. federal and various state governments have recently proposed limitations on the collection and use of information regarding Internet users. In 2004 and 2005, the U.S. Congress proposed several new pieces of legislation that would limit the use of technologies deemed to be "spyware", which some bills have defined to include cookies, Web beacons and javascript, which are required by our products and services. The effectiveness of our advertising products and services could be significantly limited by federal and state regulations limiting the collection or use of information regarding Internet users. Since many of the proposed federal and state laws or regulations are being developed, we cannot yet determine the impact these regulations may have on our business. In addition, growing public concern about privacy and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry, and to increased federal and state regulation. Lastly, a number of civil actions have been brought by federal and state authorities against companies alleged to have distributed "spyware" without the proper consent of users. The Network Advertising Initiative has developed self-regulatory principles for online preference marketing. We are also subject to various federal and state regulations concerning the collection, distribution and use of personal information. These laws include the Children's Online Privacy Protection Act and state laws that limit or preclude the use of voter registration and drivers license information, as well as other laws that govern the collection and use of consumer credit information. While we monitor legislative initiatives, in the event that more onerous federal or state laws or regulations are enacted or applied to us or to our clients, our business, financial condition and results of operations could be materially and adversely affected.

Privacy concerns may prevent us from collecting user data.

Growing concerns about the use of cookies and data collection may limit our ability to develop user profiles. Web sites typically place small files of information, commonly known as "cookies," on a user's hard drive, generally without the user's knowledge or consent. Cookie information is passed to the Web site through the Internet user's browser software. Our software technology enables the use of cookies and other non-personally-identifying information to deliver targeted advertising and to limit the frequency with which an advertisement is shown to a user. Most currently available Internet browsers allow users to modify their browser settings to prevent cookies from being stored on their hard drive, and Microsoft Corporation changed the design and instrumentation of its Web browser to give users the option to accept or reject third-party cookies. A small minority of users are currently choosing to prevent certain cookies. Users can also delete cookies from their hard drive or modify them at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies. Any reduction or limitation in the use of cookies or increase in the number of users blocking cookies could limit the effectiveness of our sales and marketing efforts and impair our profiling and targeting capabilities. Such changes also could adversely affect our ability to determine the reach of advertising campaigns sold and delivered by us and the frequency with which users of sites see the same advertisement.

If the use or effectiveness of cookies is limited, we would likely have to switch to other technology that would allow us to gather demographic and behavioral information. While such technology currently exists, it is substantially less effective than cookies. Replacement of cookies could require significant engineering time and resources, might not be completed in time to avoid negative consequences to our business, financial condition or results of operations, and might not be commercially feasible.

We face risks associated with technological changes.

The Internet and Internet advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer demands. Our future success will depend on our ability to adapt to rapidly changing technologies and to enhance existing solutions and develop and introduce a variety of new solutions to address our customers' changing demands. We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our services. In addition, our new services or enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. Material delays in introducing new services and enhancements may cause customers to forego purchases of our services and purchase those of our competitors.

In addition, the development of commercial software and technology that blocks, eliminates or otherwise screens out Internet advertising may reduce the value of advertising inventory services and the benefits of our services to our customers. We cannot guarantee that a new commercial software or technology, for end-users or enterprises, will not be capable of eliminating a portion or all of the advertisement formats, including email, banners, pop-ups, pop-unders and other formats, that we utilize through the Internet or that we currently deliver through our services. To the extent that our customers refuse to pay for advertisements that are blocked, or if the use of blocking software exceeds our expectations, our business, results of operations and financial condition may be materially and adversely affected.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our principal executive offices are located at 834 S. Broadway, 5th Floor, Los Angeles, California 90014. On March 1, 2004, we began renting warehouse and office facilities consisting of approximately 5,000 square feet from Stanford (which leases the premises from an unrelated third party) on a month-to-month basis at $6,000 per month. In July, 2004, our monthly rental obligation decreased to $3,500. In June, 2005, our monthly rental obligation decreased to $800. In November of 2005, we started to pay a monthly rent of $995 directly to the unrelated third party. During the twelve months ended December 31, 2005, payments to Stanford related to rent were $24,200 (2004: $47,610).

In addition, we currently occupy office space in China at the following location:

                  3/FL, Shi San Dui Cun Wei Building
                  An Le Garden, 38th District
                  Bao An, Shenzhen
                  People's Republic of China

In addition, we currently occupy office space in Hong Kong at the following location:

                  Room 1601, 16/F, CRE Centre
                  889 Cheung Sha Wan Road
                  Kowloon, Hong Kong

We periodically evaluate our facilities requirements. Some of our facilities are sublet in whole or in part.

ITEM 3. Legal Proceedings

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

ITEM 4. Submission of Matters to a Vote of Security Holders

On November 21, 2005 the majority of the shareholders approved the formulation of a Non-Qualified Incentive Stock Compensation Plan (the "Plan") and the preparation and filing of an S-8 Registration Statement (the "S-8) and have approved and ratified all of the resolutions by the Board of Directors regarding the above Plan and S-8.

PART II.

ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Since October 23, 2003, our common stock has been traded on the Over-the-Counter Bulletin Board under the symbol "BAWC.OB". Prior to October 23, 2003, our common stock was traded on Over-the-Counter Bulletin Board under the symbol "LGBW.OB". As of April 12, 2006, there were: (i) 21 shareholders of record, without giving effect to determining the number of shareholders who hold shares in "street name" or other nominee status; (ii) no outstanding options to purchase shares of our common stock; (iii) outstanding 21,812,000 shares of our common stock, of which 7,814,500 shares are either freely tradeable or eligible for sale under Rule 144 or Rule 144K, and (v) 13,862,000 shares subject to registration rights.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                        Sales Price
                        -----------

                     High         Low
Fiscal 2005
  First Quarter    $ 0.10      $ 0.04
  Second Quarter   $ 0.09      $ 0.02
  Third Quarter    $ 0.10      $ 0.045
  Fourth Quarter   $ 0.20      $ 0.066

Fiscal 2004
  First Quarter    $ 1.30      $ 0.00
  Second Quarter   $ 1.30      $ 0.15
  Third Quarter    $ 0.69      $ 0.17
  Fourth Quarter   $ 0.58      $ 0.08

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of the fiscal year ended December 31, 2005.

ITEM 6. Management's Discussion and Analysis or Plan of Operation

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

Overview and Future Plan of Operations

We are a direct marketing, Internet commerce and media company based in Los Angeles, California with operations in Hong Kong and China. Our business consists of Media and Advertising.

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

During the twelve months ended December 31, 2005, we experienced a net loss of $382,400. We will begin to generate profits over the next 6 to 9 months as we continue to devote resources to implementing our business plan and take additional steps to reduce our overhead.

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

During the twelve months ended December 31, 2005, our Online Retailing division generated 2% of our revenues and 98% was generated by our Media and Advertising division. Over the next twelve months, we plan to devote our resources to expanding and further developing our Media and Advertising division.

The following table sets forth our net revenues by each operational division for the twelve months ended December 31, 2005 and 2004:

                        Twelve Months Ended December 31

                            2005              2004              Variance

Online Retailing         $   43,071        $2,351,628        ($2,308,557)
Media & Advertising      $2,145,571         2,113,906         $   31,665

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

Results of Operations for the Twelve Months Ended December 31, 2005 and December 31, 2004

Revenues

Online Retailing

During the twelve month period ended December 31, 2005, we derived $43,071, or 2% of our total revenue, from our Online Retailing operations, representing a decrease from the comparable twelve month period ending December 31, 2004. The decrease in our online retailing product sales is attributable to our election to reduce our marketing and advertising efforts in an attempt to focus on building our more profitable Media and Advertising division.

Media and Advertising

During the twelve month period ended December 31, 2005, we derived $2,145,571 or 98% of our total revenue, from our media and advertising division. This represents a slight increase from the comparable twelve month period ending December 31, 2004, and is attributable to our increased focus on building our media and advertising business.

Cost of Sales

Cost of sales were $569,708 for the twelve month period ended December 31, 2005 as compared to $1,426,344 for the twelve month period ended December 31, 2004. The decrease in costs as a percentage of sales for the twelve month period ended December 31, 2005 is attributable to the phase-out of our online retailing operations.

Administrative Expenses

Selling, general and administrative expenses decreased $926,454 to $1,241,713 for the twelve month period ended December 31, 2005 as compared to $2,168,167 for the twelve month period ended December 31, 2004. The decrease in expenses during the twelve month period ended December 31, 2005 was primarily attributable to our decrease in staffing expenses and related costs.

Net Income/Loss

Net loss for 2005 was $382,400 compared to net loss of $473,950 in the prior year and was mainly driven by a decrease in revenues related to our product sales and a decrease in general and administrative expenses as we reduced our staffing costs during 2005.

Trends, Events, and Uncertainties

Demand for our services and products will be dependent on, among other things, market acceptance of our concept and general economic conditions, which are cyclical in nature. Our business operations may be adversely affected by our competitors and prolonged recessionary periods. We are in the process of seeking additional financing to forward our business plan, but have not entered into any agreements to obtain such financing. There is no assurance that such financing will be available, or if available, that it will be available on reasonable terms. Even if we do obtain such financing, there is no assurance that we will be able to generate profitable operations.

Liquidity and Capital Resources for the Twelve Month Period Ended December 31, 2005 and 2004.

We experienced positive cash flows provided by operations in the amount of $779,475 for the twelve month period ended December 31, 2005 versus cash flow of $531,859 for the comparable period in 2004. The increase in cash flows from operating activities was primarily attributable to the increased revenue from our Media and Advertising business and resulting cash collections.

Net cash flows used in investing activities for 2005 was $360,681 representing $259,365 of restricted cash required as part of our subsidiary's banking facility agreement and $99,252 representing cash paid for intangible assets. Net cash flows used in investing activities for 2004 was $1,029,143 and mainly consisted of cash paid for the acquisition of fixed assets and intangible assets.

Net cash flows used in financing activities for 2005 primarily represents net funds advanced of $328,972 under banking agreements offset by repayments to related parties of approximately $790,000. Our future liquidity will depend on our revenue growth and our ability to sell our products and services at positive gross margins and control our operating expenses. Over the coming twelve months, we expect to spend approximately $1,200,000 for operating expenses assuming revenue growth and no significant change in marketing or product development strategies. We expect to meet these capital needs from sales revenues and, to the extent we do not have sufficient revenues, from our existing cash reserves or other external sources of financing.

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

Income taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance. In order for us to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.

Recent Accounting Pronouncements - The Financial Accounting Standards Board issued the following recent accounting pronouncements:

In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies (small business issuers) for interim or annual periods beginning after December 15, 2005. SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The Company adopted the new standard as of January 1, 2006. Based on the Company's evaluation of the adoption of the new standard, the Company believes that it could have a significant impact to the Company's financial position and overall results of operations depending on the number of stock options granted in a given year.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for fiscal periods beginning after December 15, 2005 and is not expected to have a significant impact on the Company's financial statements.

ITEM 7. Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of BonusAmerica Worldwide Corp.

We have audited the accompanying consolidated balance sheet of BonusAmerica Worldwide Corp. and Subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the two preceding years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005, and the consolidated results of its operations and its cash flows for the two preceding years then ended in conformity with generally accepted accounting principles in the United States of America.

                                /s/ Clancy and Co., P.L.L.C.
                                Scottsdale, Arizona
                                April 19, 2006

BONUSAMERICA WORLDWIDE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2005

ASSETS
Current assets
   Cash and cash equivalents                                       $     49,134
   Restricted cash                                                      279,365
   Accounts receivable                                                  586,090
   Prepayments and other current assets                                 340,507
   Amount due from related parties                                      461,460
                                                                   ------------
Total current assets                                                  1,716,556

Property, plant and equipment, net                                       97,681

Intangible assets, net                                                  546,623
                                                                   ------------
Total Assets                                                       $  2,360,860
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Bank overdraft, secured                                         $        411
   Secured bank loan - current portion                                   85,471
   Letters of credit                                                    100,641
   Accounts payable and accrued liabilities                             574,348
   Income taxes payable                                                 194,793
   Amounts due to related parties                                         6,401
                                                                   ------------
Total current liabilities                                               962,065

Long-term Liabilities
   Secured bank loan                                                    142,449
   Deferred taxation                                                     32,109
                                                                   ------------
Total long-term liabilities                                             174,558
                                                                   ------------
Total liabilities                                                     1,136,623
                                                                   ------------
Commitments and contingencies

Stockholders' equity
   Common stock, $0.001 par value; 75,000,000 shares authorized
          Issued and outstanding: 19,862,000 shares                      19,862
   Other comprehensive income                                             3,711
   Additional paid-in capital                                         1,219,095
   Accumulated deficit                                                  (18,431)
                                                                   ------------
Total stockholders' equity                                            1,224,237
                                                                   ------------
Total Liabilities and Stockholders' Equity                         $  2,360,860
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

BONUSAMERICA WORLDWIDE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                       2005            2004
                                                   ------------    ------------
Revenues:
  Product sales                                    $     43,071    $  2,351,628
  Advertising and list rentals                        2,145,571       2,113,906
                                                   ------------    ------------
Total revenues                                        2,188,642       4,465,534

Cost of revenues                                       (569,708)     (1,426,344)
                                                   ------------    ------------

Gross profit                                          1,618,934       3,039,190

Selling, general and administrative expenses         (1,241,713)     (2,168,167)
Loss on disposal of fixed assets                       (266,833)             --
Depreciation                                           (109,867)        (69,674)
Amortization of intangible assets                      (306,147)       (209,735)
                                                   ------------    ------------

Operating (loss)/income                                (305,626)        591,614

Other income (expense)
  Other income                                           43,427          28,806
  Interest expense                                      (10,433)        (27,213)
                                                   ------------    ------------
Total other income                                       32,994           1,593

(Loss)/income before income taxes                      (272,632)        593,207

Provision for income taxes                             (109,768)       (119,257)
                                                   ------------    ------------

Net income (loss)                                  $   (382,400)   $    473,950
                                                   ============    ============

Basic and diluted earnings (loss) per share        $      (0.02)   $       0.02
                                                   ============    ============

Basic and diluted weighted-average shares
 outstanding                                         19,862,000      19,862,000
                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

BONUSAMERICA WORLDWIDE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                                          Retained
                                  Common         Common        Other       Additional                     earnings
                                  Stock           Stock    Comprehensive    Paid-In       Net Assets   (accumulated
                                  Shares         Amount        Income       Capital      Contributed      deficit)         Total
                               -----------    -----------   -----------   -----------    -----------    -----------    -----------
Balance - December 31, 2003             --    $        --   $        --   $        --    $ 1,187,729    $  (109,981)   $ 1,077,748

Exchange of BonusAmerica
  common stock for
  assets of Stanford            19,862,000         19,862            --     1,167,867     (1,187,729)            --             --

Net assets contributed                  --             --            --        51,228             --             --         51,228

Foreign currency translation            --             --           473            --             --             --            473

Net income                              --             --            --            --             --        473,950        473,950
                                                                                                                       -----------
    Comprehensive income                                                                                                   474,423
                                                                                                                       ===========

                               ---------------------------------------------------------------------------------------------------

Balance - December 31, 2004     19,862,000         19,862           473     1,219,095             --        363,969      1,603,399

Foreign currency translation            --             --         3,238            --             --             --          3,238

Net loss                                --             --            --            --             --       (382,400)      (382,400)
                                                                                                                       -----------
    Comprehensive loss                                                                                                    (379,162)
                                                                                                                       ===========

                               ---------------------------------------------------------------------------------------------------

Balance - December 31, 2005     19,862,000    $    19,862   $     3,711   $ 1,219,095             --    $   (18,431)   $ 1,224,237
                               ===========    ===========   ===========   ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

BONUSAMERICA WORLDWIDE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                       2005           2004
                                                    -----------    -----------
Cash flows from operating activities
Net income (loss)                                   $  (382,400)   $   473,950
Adjustments to reconcile net income (loss) to net
  cash provided byoperating activities:
    Interest expense, non-cash                               --         26,483
    Depreciation and amortization                       416,014        279,409
    Loss on disposal of fixed assets                    266,833             --
    Provision for income taxes                          108,968        119,257
    Provision for inventory obsolescence                 22,861             --
Changes in operating assets:
    Accounts receivables                                503,622       (978,722)
    Inventories                                          95,695        135,614
    Prepayments and other current assets               (252,376)       (88,131)
    Accounts payable and accrued liabilities                258        563,999
                                                    -----------    -----------
Net cash flows provided by operating activities         779,475        531,859

Cash flows from investing activities
    (Increase)/decrease in restricted cash             (259,365)        30,000
    Purchases of equipment                               (2,064)      (446,580)
    Cash acquired in reverse acquisition                     --          8,821
    Cash paid for intangible assets                     (99,252)      (621,384)
                                                    -----------    -----------
Net cash flows used in investing activities            (360,681)    (1,029,143)

Cash flows from financing activities
    Bank overdraft                                          411             --
    Advances under letters of credit                    100,641             --
    Drawdown of bank loan                               256,410             --
    Repayments of bank loan                             (28,490)            --
    Advances from (repayments to) a director           (299,359)       301,025
    Amounts due from (to) related parties              (490,828)        34,103
    Repayments on note receivable-related party              --        250,000
                                                    -----------    -----------
Net cash flows provided by (used in) financing
  activities                                           (461,215)       585,128
                                                    -----------    -----------

Net increase (decrease) in cash and cash
  equivalents                                           (42,421)        87,844
Effect of foreign currencies on cash flows                3,238            473
Cash and cash equivalent, beginning of year              88,317             --
                                                    -----------    -----------
Cash and cash equivalent, end of year               $    49,134    $    88,317
                                                    ===========    ===========

Cash paid for:
    Interest                                        $    10,433    $    27,213
                                                    ===========    ===========
    Income taxes                                    $       800    $       800
                                                    ===========    ===========

Non-cash investing and financing activities:
    Contribution of note receivable-related party   $        --    $   250,000
                                                    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

BONUSAMERICA WORLDWIDE CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
================================================================================

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BonusAmerica Worldwide Corp. (the "Company" or "BAWC") formerly known as Longbow Mining Corp. ("Longbow"), was incorporated in the State of Nevada on February 1, 2002. Longbow was engaged in the acquisition and exploration of mineral properties and operated a three-phase strategy plan out of Vancouver to facilitate the excavation of minerals.

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

BonusAmerica commenced operations on or about July 1, 2002 ("Inception"). Specifically, BonusAmerica's operations consist of business to consumer retail sales, business to business wholesale transactions, and business to business advertising and database information rental services. BonusAmerica primarily serves customers within the United States of America, Hong Kong and the People's Republic of China (the "PRC").

On May 12, 2004, Longbow changed its name to BonusAmerica Worldwide Corp. BonusAmerica and Longbow are collectively known as the "Company". During the year ended December 31, 2004, the Company established a new wholly-owned subsidiary in Hong Kong, namely, Sino Trade-Intelligent Development Corp., Limited, and a new wholly-owned subsidiary in the PRC, namely, Wah Mau Corporate Planning Development (Shenzhen) Company Limited (see "Note"). The purpose of the new entities is to provide additional support to the Company's business to business trade operations in Hong Kong, the PRC and the United States. (Note:
This is an English translation of the official Chinese name.)

Summary of significant accounting policies.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The results of the Company's new subsidiaries, Sino Trade - Intelligent Development Corp. ("Sino-Trade"), Limited and Wah Mau Corporate Planning Development (Shenzhen) Company Limited ("Wah Mau") are included since their respective dates of incorporation / establishment.

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

Concentration of credit risk - Financial instruments that potentially expose the Company to a concentration of credit risk are as follows:
Cash held at banks - The Company maintains cash balances at several banks. Accounts held at financial institutions in the U.S. are insured by the Federal Deposit Insurance Corporation up to $100,000.
Geographic sales - The Company operates primarily in the United States, Hong Kong, and China. The Company's geographic sales as a percent of total revenue are as follows:

                               2005                2004
                            ------------------------------
      United States            18%                 64%
      Hong Kong                76%                 31%
      China                     6%                  5%

Significant vendors - As of December 31, 2005, the Company had three vendors that each accounted for more than 10% of trade payables. If these vendors were unavailable to provide services in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition could be materially adversely affected.

Revenue recognition - The Company recognizes revenue from product sales and business to business wholesale transactions at the time of shipment. Revenues from database rentals are recorded at the time the services are provided so long as the services are defined and communicated in writing, the price is fixed and determinable, no other obligations of the Company exist to the customer and the amounts are collectible.

Property, plant and equipment - Property, plant and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally ranging from 3 to 7 years. The cost of maintenance and repairs is charged to expense as incurred and significant renewals and betterments are capitalized. Deductions are made for retirements resulting from renewals or betterments. Depreciation expense charged to operations for the year ended December 31, 2005 was $109,867 (2004: $69,674).

Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. Allowances are provided for inventories which are considered slow-moving to reduce amounts to net realizable or market value. During 2005, the Company wrote-off inventory of $22,861.

Intangible assets - Intangible assets consist of costs paid to acquire personal customer information for use in its advertising and database rental activities. Costs capitalized amounted to $99,252 and amortization expense totaled $306,147 (2004: $209,735) for the year ended December 31, 2005. The gross carrying value at December 31, 2005 was $1,150,876, accumulated amortization was $604,253, and the carrying value of $546,623. The Company amortizes the cost of these assets over a period of three to five years. The estimated aggregate amortization expense for each of the five succeeding years is 2006: $235,000; 2007: $106,000; 2008: $106,000; 2009: $90,000; and 2010: $10,000.

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

Advertising - The Company expenses costs of advertising and promotions as incurred with the exception of direct-response advertising costs. Statement of Position No. 93-7, "Reporting on Advertising Costs", provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period, which is generally less than 30 days. The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits. The Company uses direct-response marketing to attract customers to opt-in to the Company's database and buy goods offered on its website or a special promotion. The Company is able to document the responses of each customer to the email advertising that elicited the response. The percentage of costs attributable to future rental revenues are segregated and reported as intangible assets. For the year ended December 31, 2005, direct-response advertising costs attributable to product sales and future estimated database rentals were approximately 0% and 100%, respectively. Advertising expenses included in selling and marketing expenses for the year ended December 31, 2005 were approximately $137,000 (2004: $211,000).

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

Earnings per share - The Company presents basic earnings per share ("EPS") and diluted EPS on the face of all statements of operations. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities, for which there were none for both periods presented.

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

Income taxes - The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The resulting deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates in the period of enactment. Deferred tax assets are reviewed for realization and valuation allowances are recorded if it is deemed more likely than not that some or all of the deferred tax assets will not be realized.

Comprehensive income - The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Other comprehensive income consists of cumulative translation adjustments.

Fair value of financial instruments - Financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, amounts due to / from related parties. The carrying values approximate their fair values because of their short-term nature.

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

Reclassifications - Certain accounts in the prior year have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements - The Financial Accounting Standards Board issued the following recent accounting pronouncements:
In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies (small business issuers) for interim or annual periods beginning after December 15, 2005. SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The Company adopted the new standard as of January 1, 2006. Based on the Company's evaluation of the adoption of the new standard, the Company believes that it could have a significant impact to the Company's financial position and overall results of operations depending on the number of stock options granted in a given year. In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for fiscal periods beginning after December 15, 2005 and is not expected to have a significant impact on the Company's financial statements.

                    [Rest of Page Intentionally Left Blank.]

NOTE 2 - SEGMENT INFORMATION

The primary operating segment of the Company for 2005 was advertising and list rentals which generated 98% of the Company's revenues (2004: 47%). The primary operating segment of the Company for 2004 was product sales which generated approximately 53% (2005: 2%) of the Company's revenues. Segment information is as follows as of and for years ended December 31:

                                         Product   Advertising and
2005                                      sales      list rentals       Total
-------------------------------------------------------------------------------
Total revenues                        $    43,071    $ 2,145,571    $ 2,188,642
Income (loss) before income taxes        (116,101)      (156,531)      (272,632)
Total assets                                   --      2,360,860      2,360,860

                                         Product   Advertising and
2005                                      sales      list rentals       Total
-------------------------------------------------------------------------------
Total revenues                        $ 2,351,628    $ 2,113,906    $ 4,465,534
Income (loss) before income taxes        (280,622)       873,829        593,207
Total assets                              862,334      1,768,217      2,630,551

NOTE 3 - RESTRICTED CASH

BonusAmerica maintains a cash reserve in the amount of $20,000) with a bank, which is restricted as to use as a requirement of the Company's merchant (credit card) account. The Company's wholly-owned subsidiary, Sino-Trade, maintains a pledged fixed deposit bearing interest at 3.4% as required per its bank financing agreement (See Note 8).

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:
Computers and office equipment                                     $    240,080
Furniture and fixtures                                                   55,151
Leasehold improvements                                                   18,522
                                                                   ------------
                                                                        313,753
Less accumulated depreciation                                          (216,072)
                                                                   ------------
                                                                   $     97,681
                                                                   ============

NOTE 5 - INCOME TAXES

Provision for income taxes and income taxes payable. Provision for income taxes includes (i) minimum franchise taxes due in the State of California for 2005 of $800 (2004:$1,323) and (ii) Hong Kong profits tax of $108,968 (2004: $117,934)
for the Company's subsidiary operating in Hong Kong. Hong Kong profits tax rate was 17.5% (2004: 17.5%) on the subsidiary's estimated assessable profits arising in Hong Kong. A reconciliation of income before tax to the effective tax rate for the Hong Kong subsidiary follows:

                                                         2005           2004
                                                     ------------   ------------
Income (loss) before tax                             $    408,364   $    619,727
                                                     ============   ============
Tax at Hong Kong profits tax rate                          71,464        108,452

Tax effect of non-assessable income and
non-deductible expenses                                     5,395          9,482

Change in deferred tax                                     32,109             --
Tax effect of unrecognized tax loss                            --             --
                                                     ------------   ------------

Tax charge for the period / year at the
Company's effective tax rate                              108,968        117,934
                                                     ============   ============

The Company's subsidiary operating in the PRC is subject to PRC Foreign Enterprise Income Tax at a rate of 15% (2004: 15%) on the subsidiary's assessable profits, based on existing PRC tax legislation, interpretations and practices in respect thereof. No provision for PRC Foreign Enterprise Income Tax has been made as the subsidiary did not have any assessable profits for 2005 and 2004.

Income taxes payable at December 31, 2005 consists of HK taxes of $194,793 and California minimum franchise taxes of $800.

Deferred taxation. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheet follows:

Deferred tax assets:
Federal net operating loss carryforwards (34%)                        $ 189,288
State net operating loss carryforwards (8.84%)                           49,215
Valuation allowance (42.84%)                                           (238,503)
                                                                      ---------
Net deferred tax asset                                                       --

Deferred tax liabilities:
Depreciation                                                              32,109
                                                                       ---------

Net deferred tax liability                                             $  32,109
                                                                       =========

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a 100% valuation allowance.

The valuation allowance for 2005 increased approximately $160,000 from 2004, primarily representing the effect of net operating loss carryforwards of approximately $557,000 for both federal and state income tax purposes, which expire through 2025 and 2010, respectively. The Company has fully reserved against its deferred tax asset, as it does not believe realization is likely. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's federal net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Litigation. The Company is subject to a limited number of claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of the Company exists and future litigation may adversely affect the Company. Management is unaware of any matters that may have a material impact on the Company's financial position, results of operations, or cash flows.

Employment contract. On January 1, 2004, the Company entered into an employment agreement with its chief executive officer which provides for an annual salary of $100,000, plus bonuses of up to 1% of base salary. On January 15, 2004, the Company amended the employment agreement to adjust the salary to $60,000 per year plus bonuses of up to 1% of net sales of BonusAmerica over and above $10 million, valid for one year. The contract was amended to approximate the fair value of services rendered. For the year ended December 31, 2005, the Company's chief executive officer's salary charged to operations was $60,000 (2004:
$60,000).

NOTE 7 - RELATED PARTY TRANSACTIONS

Facilities. On March 1, 2004, the Company began renting warehouse and office facilities from Stanford on a month-to-month basis at $6,000 per month. In July 2004, the monthly rental obligation decreased to $3,500 and in July 2005 the monthly rental obligation decreased to $800 per month. During the year ended December 31, 2005, payments to Stanford related to rent were $24,200 (2004:
$47,610).

Database rentals. The Company rents its customer database to other divisions of Stanford. Rents charged are based on a percentage of revenues generated from the use of the database. During the year ended December 31, 2005 (2004: $14,763), the Company did not generate any significant revenues from its database rentals.

Professional staff leased. On February 12, 2004, the Company entered into an agreement to pay Stanford a percentage of employee compensation based upon the percentage of employee hours used by the Company in 2003. In connection therewith, Stanford charged the Company 68% of its total employee costs from January to March 2004. As of April 1, 2004, BonusAmerica started paying its own employment cost. During the year ended December 31, 2004, the Company incurred $174,145 related to the leasing of professional staff.

Fixed assets rentals. On February 20, 2004, the Company agreed to lease property and equipment to Stanford based on a reasonable and agreed upon charge. Lease charges were approximately 25% of the depreciation expense in 2004. The same percentage is used for 2005 since the agreement between the Company and Stanford includes no agreed upon percentage. During the year ended December 31, 2005, fixed asset rental income was $17,400 (2004: $17,400).

Amounts due from related parties. Amounts due from related parties are unsecured, interest free and re-payable on demand and include the following: (i) amounts due from entities under common control of the CEO and CFO of this Company totaling $71,568 and (ii) amounts due from Stanford International Holding of $389,892. In 2004, the Company had a commitment to receive $250,000 from Stanford to support operations. The note bore interest at the rate of prime plus 1% and was due on demand. As of December 31, 2004, Stanford paid in full the $250,000 commitment.

Amounts due to related parties. Amounts due to related parties of $6,401 consists of (i) a loan to a director totaling $1,666 that is unsecured, interest-free and repayable on demand and (ii) $4,735 payable to a director and officer for accrued expenses incurred in the ordinary course of business.

Settlement of Note Receivable and Note Payable to Related Party. Since inception, the Company's former director and officer and Archer Pacific Management Inc., an affiliate one of our former directors and officers, advanced to us several demand loans in the total sum of $158,516, which were used for organizational and start-up costs and operating capital. On June 30, 2004, we entered into an assignment agreement with each of the parties pursuant to which we assigned a $25,000 and a $160,000 note receivable, respectively, in settlement of such interest- free, demand loans. The excess of the receivable assigned to amounts due of $26,483 was recorded as interest expense in 2004.

NOTE 8 - BANK LOAN

The Company obtained banking facilities with a financial institution in Hong Kong that included a term loan of $256,410 (HKD2,000,000), various letters of credit (HKD3,000,000), trust receipt (HKD1,000,000) and overdraft protection (HKD200,000). The aggregate outstanding facilities under the agreement that the Company may have for all facilities excluding the term loan is HKD$4,200,000. As of December 31, 2005, the Company had outstanding a term loan of $227,920 and bank overdraft of $411. The term loan is payable in 36 equal monthly installments plus accrued interest at HKD Prime Rate (7.75% at December 31, 2005). The letters of credit have a maximum term of six months and the trust receipt has a maximum term of ninety days subject to interest at 0.5% per annum over the HK Prime Rate. The bank overdraft is subject to interest at 1.0% per annum over the HK Prime Rate. The banking facilities are personally guaranteed by the Company's President and Chief Executive Officer and secured by the pledged fixed deposit of $259,365 (HKD2,023,047). (See Note 3)

Future minimum payments in the aggregate for Company's debt for each of the five years following December 31, 2005 is as follows: 2006: $186,112; 2007: $85,471;
2008: $56,978; 2009-2010: $-.

NOTE 9 - OPERATING LEASE COMMITMENTS

During the year ended December 31, 2005, the subsidiaries operating in Hong Kong and the PRC were committed under various non-cancelable operating leases with terms ranging from one to two years with fixed monthly rentals and expiring through June 2006. None of the leases included contingent rentals. Lease expense charged to operations for 2005 amounted to approximately $77,000 (2004:
$36,000). Future minimum lease payments under non-cancelable operating leases is $2,308.

NOTE 10 - SUBSEQUENT EVENTS
Subsequent to year end, the Company issued 1,950,000 unrestricted shares of common stock for services rendered relating to management services, business advisory, and legal and professional services. The shares were issued under the Company's Registration Statement on Form S-8 relating to the registration of the Company's 2005 Non-Qualified Incentive Stock Compensation Plan as filed with the SEC on January 9, 2006.

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

(b)   Changes in Internal Control Over Financial Reporting

There have been significant changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

ITEM 8B. Other Information

None.

PART III.

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

Directors, Executive Officers, Promoters and Control Persons; Compliance With
Section 16(A) Of The Exchange Act.

Our directors and officers, as of December 31, 2004, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name              Age      Position                           Director Since
----              ---      --------                           --------------

Michael Mak       58       Chief Executive Officer, Interim   2004
                           Financial Officer and Director

John A. Leper     50       Vice-President, Secretary and      2004
                           Director

Michael Mak, our Chief Executive Officer and Director, joined us in May 2004. Mr. Mak founded Stanford International Holding Corporation in 1999 and BonusAmerica Corporation in 2002. He also ran a direct marketing firm from 1999 to present. Mr. Mak began his business career with Berlin & Company, a finance company located in Hong Kong in 1963, as a foreign exchange dealer. He was promoted to Manager five years later, and made Associate Partner in 1972. He managed the organization until 1985 when he immigrated to the United States. He subsequently founded and managed the following corporations: Triwell International Corporation from 1985 to present, an importer and wholesaler of general merchandise; Unitex Trading Corporation from 1987 to present, a designer and manufacturer of brand name leather goods and watches under the trade name "Charles-Hubert, Paris", which wholesales to department stores and specialties stores throughout North America; and Dingbats Inc. from 1995 to present, a designer and importer of timepieces and licensed watches to Discount Stores.

John A. Leper is our Secretary and director. Prior joining us, Mr. Leper served as our Vice President in charge of developing our China-USA trade portal called TradeDragon, as well as consulting in the areas of marketing, business development, corporate planning and strategy. From May 2001 to September 2003, Mr. Leper served as the Chief Marketing Officer and Strategist of Stanford International Holding Corporation, our parent company. From 1994 to 2001, Mr. Leper served as the President and was the Founder of TransMedia Communications, a new-media company with a focus on developing and marketing new consumer products and services.

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

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of the date of this Report, we believe that all reports needed to be filed have been filed in a timely manner for the year ended December 31, 2005. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10. Executive Compensation

The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded to Michael Mak, our Chief Executive Officer and Interim Chief Financial Officer, and our only other executive officers and employees whose total cash compensation exceeded $100,000, or the Named Executive Officers and employees, in fiscal year 2005.

                           Summary Compensation Table

                                         Annual Compensation            Compensation Awards
                                     ---------------------------   ---------------------------
                                      Fiscal Year                   Securities
                                        Ended          Salary       Underlying     All Other
Name and Principal Position            June 30      Compensation       Bonus        Options
                                     ------------   ------------   ------------   ------------
Michael Mak                                  2005   $     60,000   $         --   $         --
Chief Executive Officer and
Interim Chief Financial Officer              2004         60,000             --             --

John A. Leper                                2005         35,000             --             --
Secretary

Employment Agreements

On January 1, 2004, the Company entered into an employment agreement with its chief executive officer which provides for an annual salary of $100,000, plus bonuses of up to 1% of base salary. On January 15, 2004, the Company amended the employment agreement to adjust the salary to $60,000 per year plus bonuses of up to 1% of net sales of BonusAmerica over and above $10 million, valid for one year. The contract was amended to approximate the fair value of services rendered. For the year ended December 31, 2005, the Company's chief executive officer's salary charged to operations was $60,000 (2004: $60,000).

Compensation of Directors

Members of our Board of Directors receive no compensation for such service.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership - Certain Beneficial Owners

Beneficial ownership is shown as of April 12, 2005 for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our three other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended December 31, 2005, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 834 S. Broadway, 5th Floor, Los Angeles, California 90014.

                                            Shares
                                          Presently                     Percentage
                                          Acquirable                     of Class
                                          Within 60                    Beneficially
Beneficial Owner             Shares        Days (1)         Total         Owned
-----------------------   ------------   ------------   ------------   ------------
Standford International     11,500,000              0     11,500,000           57.9%
Holding Corporation (2)
Michael Mak (2)(3)(4)       11,500,000              0     11,500,000           57.9%
John A. Leper (3)(4)                 0              0              0              0%
Ernest Cheung (5)            2,351,380              0      2,351,380          11.84%

All Officers and
Directors as a Group        11,500,000              0     11,500,000           57.9%
(2 persons)

* Less than 1%.

(1) Shares of common stock subject to options and warrants that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options and warrants for computing such person's percentage, but are not treated as outstanding for computing the percentage of any other person.

(2) Michael Mak, our Chief Executive Officer, Interim Chief Financial Officer and director, is also the Chief Executive Officer and a beneficial owner of 100% of Stanford International Holding Corporation, or Stanford. According to the
Schedule 13D filed with the United States Securities and Exchange Commission on June 28, 2004, by Stanford, in which Stanford owns 11,500,000 shares (approximately 57.9%) of our issued and outstanding Common Stock.

(3) Director.

(4) Executive Officer.

(5) Includes 2,351,380 shares of our common stock currently held by Archer Pacific Management, Inc., an affiliate of Mr. Cheung. Mr. Cheung served as our Secretary until October 26, 2004, and served on our Board of Directors until January 20, 2005.

ITEM 12. Certain Relationships and Related Transactions

Premises

On March 1, 2004, we began renting warehouse and office facilities consisting of approximately 5,000 square feet from Stanford (which leases the premises from an unrelated third party) on a month-to-month basis at $6,000 per month. In July, 2004, our monthly rental obligation decreased to $3,500. In June, 2005, our monthly rental obligation decreased to $800. In November of 2005, we started to pay a monthly rent of $995 directly to this unrelated third party. During the twelve months ended December 31, 2005, payments to Stanford related to rent were $24,200 (2004: $47,610).

Database Rentals

We rent our customer database to other divisions of Stanford. Rents charged are based on 15% of revenues generated from the use of the database by Stanford's other divisions. During the year ended December 31, 2005 (2004: $14,763), the Company did not generate any significant revenues from its database rentals.

During the twelve months ended December 31, 2005, we received income from Stand ford and other affiliates in connection with database rentals.

During the twelve months ended December 31, 2004, we received income of $14,763, from Stanford and other affiliates in connection with database rentals. This arrangement is terminable by us upon notice to Stanford.

Leasing of Professional Staff

On February 12, 2004, we entered into an oral agreement to lease from Stanford certain employees. Pursuant to the terms of the agreement, we would pay a portion of the leased employee's compensation costs based upon the percentage of employee hours used by us in 2003. In connection therewith, Stanford charged us 68% of its total employee costs from January to March 2004. In April 2004, we started paying our own employment cost, and we ceased to lease professional staff from Stanford. During the twelve months ended December 31, 2005, we incurred approximately $0 (2004: $174,145) related to the leasing of professional staff.

Fixed Assets Rentals

On February 20, 2004, we agreed to lease property and office and other equipment from Stanford based on a reasonable and agreed upon charge. Lease charges were approximately 25% of the depreciation expense in 2004. The same percentage is used for 2005 since the agreement between us and Stanford includes no agreed upon percentage. During the twelve months ended December 31, 2005 and 2004, fixed asset rental income was $17,400 per year. We intend to continue leasing the property and office and other equipment in the near future.

Amounts Due From/To Affiliate

We have a commitment to receive $250,000 from Stanford to support operations in the form of a promissory note. The note bears an interest rate of prime plus 1% and is currently due on demand. As of December 31, 2004, Stanford has paid in full the $250,000 commitment.

During the twelve months ended December 31, 2005, we advanced the amount of $271,400 on an promissory note to Stanford. $239,400 remains outstanding as of 2005.

Settlement of Note Receivable and Note Payable to Related Party

Since our inception, Mr. Fred Tse (our former director and officer) and Archer Pacific Management Inc., an affiliate of Ernest Cheung (one of our former directors and officers), advanced to us several demand loans in the total sum of $158,516, which were used for organizational and start-up costs and operating capital. On June 30, 2004, we entered into an assignment agreement with each of Mr. Tse and Archer Pacific Management, Inc. pursuant to which we assigned to Mr. Tse and Archer Pacific Management, Inc., a $25,000 and a $160,000 note receivable, respectively, in settlement of such interest free, demand loans. The excess of the receivable assigned to amounts due of $26,483 was recorded as interest expense.

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

      21     Subsidiaries List (filed herewith)

      24     Power of Attorney (filed herewith) (see signature page)

      31.1 Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

      31.2 Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

      32.1 Certificate pursuant to 18 U.S.C. ss. 1350 for Michael Mak, Chief Executive Officer (filed herewith)

      32.2 Certificate pursuant to 18 U.S.C. ss. 1350 for Michael Mak, Chief Financial Officer (filed herewith)

(b)   Reports on Form 8-K.

No Form 8-Ks were filed for the fiscal year 2005.

ITEM 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Clancy and Co., P.L.L.C. and its Hong Kong affiliate, HLB Hodgson Impey Cheng (collectively, "Clancy") and the Company's former auditors, McKennon, Wilson & Morgan LLP ("MWM") for professional services rendered for the years ended December 31, 2005 and 2004:

                               2005                        2004
Service                Clancy          MWM         Clancy         MWM
--------------        --------      --------      --------      --------
Audit Fees            $130,000      $     --      $128,000      $ 40,000

Audit Related
Fees                        --      $  2,525            --            --

Tax Fees                    --            --            --            --

All Other Fees              --            --            --            --

TOTAL                 $130,000      $  2,525      $128,000      $ 40,000

Audit fees consist of the aggregate fees billed for services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Forms 10-QSB and for any other services that are normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

Audit related fees consist of the aggregate fees billed for professional services rendered for assurance and related services that reasonably related to the performance of the audit or review of our financial statements that were not otherwise included in Audit Fees.

Tax fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All other fees consist of the aggregate fees billed for products and services provided by our independent auditors and not otherwise included in Audit Fees, Audit Related fees or Tax Fees.

                    [Rest of Page Intentionally Left Blank.]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BONUSAMERICA WORLDWIDE CORP.

                                       /s/ Michael Mak
                                       ---------------
                                       MICHAEL MAK, Chief Executive Officer
                                       (Principal executive officer)

                                       /s/ Michael Mak
                                       ---------------
                                       MICHAEL MAK, Chief Financial Officer
                                       (Principal financial officer)

Dated: April 16, 2006

In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on April 12, 2006.

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

    Signature                                  Title
    ---------                                  -----

                           Chief Executive Officer, Interim Chief Financial
/s/ Michael Mak            Officer (Principal executive officer and Director)
---------------
Michael Mak

/s/ John A. Leper          Secretary and Director
-----------------
John A. Leper
                                   Exhibit 21
                                  SUBSIDIARIES

1. Sino Trade - Intelligent Development Corp. Limited., a corporation formed under the laws of Hong Kong

2. Wah Mau Corporate Planning Development (Shenzhen) Company Limited (this is an English translation of the official Chinese name) - a corporation formed under the laws The People's Republic of China.