Form 10QSB
period 2006-03-31
BONUSAMERICA WORLDWIDE CORP.
filed 2006-05-15
CIK 1171689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2006


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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange) Yes |_| No |X|

The number of shares outstanding of each of the Registrant's classes of common stock, as of March 31, 2006 was 21,812,000 shares, all of one class of $0.001 par value Common Stock.

                       BONUSAMERICA WORLDWIDE CORPORATION
                                   FORM 10-QSB
                          Quarter Ended March 31, 2006

                                TABLE OF CONTENTS

FINANCIAL INFORMATION                                                                 PAGE
Item 1.  Consolidated Financial Statements

         Condensed Consolidated Balance Sheet as March 31, 2006 (unaudited)              4

         Condensed Consolidated Statement of Operations for the Three Months
         Ended March 31, 2006 and March 31, 2006                                         5

         Condensed Consolidated Statement of Cash Flow for the Three Months
         Ended March 31, 2006 and March 31, 2006                                         6

                  Notes to Consolidated Financial Statements                             8

Item 2.  Managements Discussion and Analysis of Financial Condition or
         Plan of Operation                                                              12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     14

Item 4.  Controls and Procedures                                                        15

                                                 PART II--OTHER INFORMATION

Item 1.           Legal Proceedings                                                     15

Item 1A  Risk Factors                                                                   15

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds           28

Item 3.           Defaults Upon Senior Securities                                       28

Item 4.           Submission of Matters to a Vote of Security Holders                   28

Item 5.           Other Information                                                     28

Item 6.           Exhibits and Reports on Form 8-K                                      28

SIGNATURES                                                                              29

                   SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

PART 1: FINANCIAL INFORMATION


                  BonusAmerica Worldwide Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                      March 31, 2006   December 31, 2005
                                                       (uanudited)        (audited)
ASSETS
Current assets
     Cash and cash equivalents                           $    15,751    $    49,134
     Restricted cash                                         281,594        279,365
     Accounts receivable                                     747,210        586,090
     Prepaid and other current assets                        665,680        340,507
     Amount due from related parties                         119,318        461,460
                                                         -----------    -----------
Total current assets                                       1,829,553      1,716,556

Property, plant, and equipment, net                           85,716         97,681
Intangible assets, net                                       476,799        546,623
                                                         -----------    -----------
Total assets                                             $ 2,392,068    $ 2,360,860
                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Bank overdraft, secured                             $    23,556    $       411
     Secured bank loan - current portion                      85,471         85,471
     Letters of credit                                       102,019        100,641
     Accounts payable and accrued liabilities                504,710        574,348
     Income taxes payable                                    225,562        194,793
     Amounts payable to related parties                        5,549          6,401
                                                         -----------    -----------
Total current liabilities                                    946,867        962,065
                                                         -----------    -----------
Long-term liabilities
     Secured bank loan                                       121,081        142,449
     Deferred taxation                                        32,109         32,109
                                                         -----------    -----------
Total long-term liabilities                                  153,190        174,558
                                                         -----------    -----------
Total liabilities                                          1,100,057      1,136,623
                                                         -----------    -----------

Stockholders' equity
     Common stock, $0.001 par value; 75,000,000 shares
     authorized;
       Issued and outstanding: 21,812,000 shares              21,812         19,862
     Other comprehensive income                                3,670          3,711
     Additional paid-in capital                            1,392,645      1,219,095
     Accumulated deficit                                    (126,116)       (18,431)

                                                         -----------    -----------
Total stockholders' equity                                 1,292,011      1,224,237
                                                         -----------    -----------
Total liabilities and stockholders' equity               $ 2,392,068    $ 2,360,860
                                                         ===========    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                  BonusAmerica Worldwide Corp. and Subsidiaries
                 Condensed Consolidated Statement of Operations
               For the three months ended March 31, 2006 and 2005
                                   (unaudited)

                                                  Three Months Ended   Three Months Ended
                                                     March 31, 2006       March 31, 2005
Revenues:
     Product sales                                                     $     14,675
     Advertising and list rentals                            395,618         645,267
                                                        ------------    ------------
Total revenues                                               395,618         659,942

Cost of revenues                                             (64,872)        (46,527)
                                                        ------------    ------------

Gross profit                                                 330,746         613,415

Selling, general and administrative expenses                (375,269)       (493,012)
Depreciation                                                 (11,965)        (34,967)
Amortization of intangible assets                            (69,824)        (74,698)
                                                        ------------    ------------

Operating income (loss)                                     (126,312)         10,738

Other income (expense)
     Other income                                             56,127           4,380
     Interest expenses                                        (6,731)             --
                                                        ------------    ------------
Total other income                                            49,396           4,380

Income (loss) before income taxes                            (76,916)         15,118

Provision for income taxes                                   (30,769)        (14,103)
                                                        ------------    ------------

Net income (loss)                                       $   (107,685)   $      1,015
                                                        ============    ============

Basic and diluted income (losses) per share             $      (0.00)   $       0.00
                                                        ============    ============

Basic and diluted weighted-average shares outstanding     21,502,000      19,862,000
                                                        ============    ============


  The accompanying notes are an integral part of theses condensed consolidated financial statements

                  BonusAmerica Worldwide Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
               For the three months ended March 31, 2006 and 2005
                                   (unaudited)

                                                                Three Months Ended   Three Months Ended
                                                                   March 31, 2006       March 31, 2005
Cash flows from operating activities:
     Net income (loss)                                            $       (107,685)   $          1,015
     Adjustments to reconcile net income to net cash
        (used in) provided by operating activities:
            Common stock issued for services rendered, non cash            175,500                  --
            Depreciation and amortization                                   81,789             109,665
            Provision for income taxes                                      30,769              14,103

Changes in operating assets:
            Accounts receivable                                           (161,120)            318,368
            Inventories                                                         --              14,123
            Prepaid and other current assets                              (325,173)            (74,632)
            Accounts payable and accrued liabilities                       (69,638)            (35,071)
            Income tax                                                          --              (1,324)

                                                                  ----------------    ----------------
Net cash flows provided by (used in) operating activities                 (375,558)            346,247
                                                                  ----------------    ----------------

Cash flows from investing activities:
            Increase in restricted cash                                     (2,229)                 --
            Purchases of equipment                                              --              (2,327)
            Cash paid for intangible assets                                     --             (24,544)
                                                                  ----------------    ----------------
Net cash flows used in investing activities                                 (2,229)            (26,871)
                                                                  ----------------    ----------------

Cash flows from financing activities
            Bank overdraft                                                  23,145                  --
            Advances under letters of credit                                 1,378                  --
            Repayments of bank loan                                        (21,368)                 --
            Amounts due from (to) related parties                          341,290            (363,272)
                                                                  ----------------    ----------------
Net cash flows provided by (used in) financing activities                  344,445            (363,272)
                                                                  ----------------    ----------------

Net decrease in cash and cash equivalent                                   (33,342)            (43,896)

Effect of foreign currencies on cash flows                                     (41)               (256)

Cash and cash equivalent, beginning of period                               49,134              88,317
                                                                  ----------------    ----------------

Cash and cash equivalent, end of period                           $         15,751    $         44,165
                                                                  ================    ================


Supplemental non cash investing and financing activities:
   Common stock issued for services rendered                      $                            175,500

    The accompanying notes are integral part of these condensed consolidated financial statements.

                  BONUSAMERICA WORLDWIDE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BACKGROUND, BASIS OF PRESENTATION AND GOING CONCERN

BonusAmerica Worldwide Corp. (the "Company" or "BAWC"or "we") offers a suite of advertising and media services and products that meet the need of marketers and advertisers including Internet marketing, search engine marketing ("SEM"), email marketing and print advertising. We work closely with advertisers to implement integrated online and offline advertising and media solutions and manage campaign planning and execution. We are one of the few established providers of Internet marketing services and online advertising technology within the People's Republic of China ("PRC"). We sell our products and services worldwide from 5 sales locations in 3 countries to a consumer base in Asia, North America, Europe, and Canada.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BAWC have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2006. The interim financial statements should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006.

The consolidated financial statements include the accounts of BAWC and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Certain accounts have been reclassified to conform to the current period's presentation.

Going concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred net operating losses and generated negative cash flows from operating activities during recent periods. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.
To meet these objectives, the Company is in the process of seeking additional financing to forward its business plan, but has not entered into any agreements to obtain such financing. There is no assurance that such financing will be available, or if available, that such financing will be available on reasonable terms. Even if the Company obtains such financing, there is no assurance that we will be able to generate profitable operations. Accordingly, management has taken steps to reduce operating costs and moved a significant portion of its U.S. operations to China to benefit from lower overhead costs and further capitalize on the growth potential and success. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.

NOTE 2 - BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic and diluted net loss per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, for which there were none. For all periods presented, the Company's basic and diluted net income (loss) per share is the same.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123-R, Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense. Effective January 1, 2006, BAWC adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective application method. Under this transition method, compensation expense includes the applicable amounts of: (a) compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in pro forma footnote disclosures), and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). Results for periods prior to January 1, 2006, have not been restated.

On June 7, 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections, a replacement of APB Opinion 20 and FASB Statement 3, ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. BAWC adopted SFAS 154 on January 1, 2006. The adoption had an impact to the Company's consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements 133 and 140, ("SFAS 155"). SFAS will be effective for the Company beginning January 1, 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company is currently assessing the impact of the statement.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4 - CONCENTRATION OF SUPPLIER RISK

As of March 31, 2006, the Company had two vendors that each accounted for more than 10% of trade payables. If these vendors were unavailable to provide services in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition could be materially adversely affected.

NOTE 5 - SEGMENT AND GEOGRAPHIC INFORMATION

Segment information.

BAWC operates in one segment, advertising and list rentals, as defined by SFAS 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131").

Geographic information.

The Company operates primarily in the United States, Hong Kong, and China. The Company's geographic sales as a percent of total revenue are as follows:

                                                              Three months ended 31   Three months ended 31
                                                                         March 2006              March 2005
                         United States                                           6%                     23%
                         Hong Kong                                              94%                     56%
                         China                                                    -                     21%

NOTE 6 - RESTRICTED CASH

BonusAmerica maintains a cash reserve in the amount of $20,000 with a bank, which is restricted as to use as a requirement of the Company's merchant (credit card) account. The Company's wholly-owned subsidiary, Sino-Trade, maintains a pledged fixed deposit bearing interest at 3.4% as required per its bank financing agreement.

NOTE 7 - INCOME TAXES

Provision for income taxes represents Hong Kong profits tax of $30,769 (2005:
$14,103) for the Company's subsidiary operating in Hong Kong. Hong Kong profits tax rate was 17.5% on the subsidiary's estimated assessable profits arising in Hong Kong. A reconciliation of Hong Kong income before tax to the effective tax rate for the Hong Kong subsidiary follows:

                                       Three months   Three months
                                         ended 31       ended 31
                                       March, 2006     March, 2005
                                          ---------    ---------
Income (loss) before income               $ 175,898    $  79,996
tax
                                          =========    =========
Tax at Hong Kong profits tax                 30,782       13,999
rate

Tax effect of non-assessable income and         (13)         104
  non-deductible expenses
                                          ---------    ---------
Tax charge for the period at the
  Company's effective tax rate            $  30,769    $  14,103
                                          =========    =========

The Company's subsidiary operating in the PRC is subject to PRC Foreign Enterprise Income Tax at a rate of 15% on the subsidiary's assessable profits, based on existing PRC tax legislation, interpretations and practices in respect thereof. No provision for PRC Foreign Enterprise Income Tax has been made as the subsidiary did not have any assessable profits for the three months ended March, 31, 2006 and 2005.

Income taxes payable at March 31, 2006 consists of Hong Kong taxes payable of $225,562.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

Employment contract. On January 1, 2004, the Company entered into an employment agreement with its chief executive officer which provides for an annual salary of $100,000, plus bonuses of up to 1% of base salary. On January 15, 2004, the Company amended the employment agreement to adjust the salary to $60,000 per year plus bonuses of up to 1% of net sales of BonusAmerica over and above $10 million, valid for one year. The contract was amended to approximate the fair value of services rendered. For the three months ended March 31, 2006, the Company's chief executive officer's salary charged to operations was $17,500 (2005: $15,000).

Operating leases. The Company's subsidiaries operating in Hong Kong and the PRC are committed under various non-cancelable operating leases with terms ranging from one to two years with fixed monthly rentals and expiring through June 2006. None of the leases included contingent rentals. Lease expense charged to operations for the three months ended March 31, 2006 amounted to approximately $7,500 (2005: $25,000). See Note 9.

NOTE 9 - RELATED PARTY TRANSACTIONS

Facilities. During the three months ended March 31, 2005, the Company rented warehouse and office facilities from a related party on a month-to-month basis at $3,500, which was later reduced to $800 in the fourth quarter of 2005. The Company did not pay any rent to the related party during 2006 and no expense has been reflected in the quarterly financial statements for 2006 as the amount is deemed immaterial. Total rental expense for the three months ended March 31, 2005 was $10,500.

Fixed assets rentals. On February 20, 2004, the Company agreed to lease property and equipment to Stanford based on a reasonable and agreed upon charge. Lease charges were approximately 25% of the depreciation expense in 2005. The same percentage is used for 2006 since the agreement between the Company and Stanford includes no agreed upon percentage. During the three months ended March 31, 2006, fixed asset rental income was $4,350 (2005: $4,350).

Amounts due from related parties. Amounts due from related parties are unsecured, interest free and re-payable on demand .

NOTE 10 - STOCKHOLDERS' EQUITY

The Company issued 1,950,000 unrestricted shares of common stock for services rendered relating to management services, business advisory, and legal and professional services. The shares were issued under the Company's Registration Statement on Form S-8 relating to the registration of the Company's 2005 Non-Qualified Incentive Stock Compensation Plan as filed with the SEC on January 9, 2006.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following discussion should be read in conjunction with BAWC's unaudited condensed consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to BAWC's Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on April 17, 2006.

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

Future Plan of Operations

We are a direct marketing, Internet commerce and media company based in Los Angeles, California with operations in Hong Kong and China, which consists of Media and Advertising. Furthermore, we are moving forward with our plan to expand our efforts of seeking out manufacturing and distribution companies for the purpose of acquisition.

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

During the three months ended March 31, 2006, we experienced a net loss of $107,685. We expect to continue to experience losses for at least the next 12 months as we continue to devote resources to implementing our business plan and take additional steps to reduce our overhead.

Results of Operations for the Three Months Ended March 31, 2006 and March 31,
2005

Revenues

During the three month period ended March 31, 2006, all of our revenue was generated from advertising and list rentals. Overall revenues decreased 40% from the comparable period in the previous year as a result of a significant reduction in sales in China and the U.S.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries, consulting, and legal and professional fees. We expect these expenses tp increase somewhat as we continue to expand our business and the costs associated with being a public company continue to increase as a result of our required reporting requirements, including but not limited to expenses incurred to comply with the Sarbanes-Oxley Act of 2002.

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

Liquidity and Capital Resources for the Three Month Period Ended March 31, 2006 and 2005

At March 31, 2006, our principal source of liquidity is cash and cash equivalents of $15,751.

We experienced negative cash flows from operating activities for the three month period ended March 31, 2006, primarily resulting from a net loss increased by cash paid for other current assets. Net cash flows generated from operating activities in 2005 primarily represents a decrease in account receivable due to cash collections on outstanding balances. Net cash flows used in investing activities for the first quarter of 2006 was immaterial and cash flows used in investing activities in 2005 consisted of cash paid for the acquisition of fixed and intangible assets. Net cash flows used in financing activities for both periods presented primarily consist of amounts advanced or repaid to related parties.

Our future liquidity will depend on our revenue growth and our ability to generate revenues and control our operating expenses. We expect to meet these capital needs from sales revenues and, to the extent we do not have sufficient revenues, from our existing cash reserves or other external sources of financing. However, our growth plans require additional funding from outside sources. We intend to pursue discussions with existing shareholders, third party financing sources and potential lenders to ensure access to funds as required.

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

Off-Balance Sheet Arrangements

At March 31, 2006, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Allowance for Doubtful Accounts

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Rate Risk
     The majority of our revenues derived and expenses and liabilities incurred are in Chinese renminbi with a relatively small amount in Hong Kong dollars and U.S. dollars. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China and Hong Kong. We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. The availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and interim Chief Financial Officer, Michael Mak, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended March 31, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

ITEM 1A.    RISK FACTORS

Risks Related to BonusAmerica Worldwide Corporation

We may not be able to sustain our profitability.

We were unable to achieved profitability in accordance with generally accepted accounting principles in the United States, or GAAP, for the quarter ended March 31, 2006 and we may be unable to achieve profitability in the future. We incurred net losses of $107,685 for the three months ended March 31, 2006. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis in the future.

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

      o potentially adverse tax consequences and restrictions on cash flow resulting from, among other things:

|X| local statutory liquidity requirements for businesses operating in certain foreign countries; |X| the need to maintain cash balances to meet short-term capital requirements; |X| operations in foreign countries with higher tax rates than the United States; |X| the inability to utilize certain foreign tax credits; and |X| the inability to utilize some or all of our losses generated in one or more foreign countries;

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

The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the three months ended March 31, 2006, the closing sale prices of our ordinary shares on the Nasdaq National Market ranged from $0.031to $0.27 per share and the closing sale price on May 12, 2006 was $0.1495 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our ordinary shares, regardless of our operating performance.

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

In March 2004, Stanford reported that they beneficially acquired approximately 57.9% of our outstanding ordinary shares. The percentage of ownership by Stanford has not changed since the date of the acquisition of shares. As a result, Stanford is able to substantially influence all matters requiring the approval of our shareholders, including the election of directors and the approval of significant corporate transactions such as acquisitions. This concentration of ownership could delay, defer or prevent a change in control or otherwise impede a merger or other business combination that the Board of Directors or other shareholders may view favorably.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 28, 2006, the Shareholders ratified the Board of Director's actions taken for further issuance of S-8 Shares from Non-Qualified Incentive Stock Compensation Plan (Form S-8 filed with the Commission on January 9, 2006) in the amount of 200,000 shares.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                                INDEX TO EXHIBITS
                                       OF
                         ALONG MOBILE TECHNOLOGIES, INC.

31.1  Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.

31.2  Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.

32    Section 1350 Certifications.

(b) None.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BONUSAMERICA WORLDWIDE CORPORATION
                               (Registrant)



Date:  May 15, 2006        By:  /s/ Michael Mak
                               --------------------------------------------
                                   Michael Mak, President