Form 10QSB
period 2006-06-30
BONUSAMERICA WORLDWIDE CORP.
filed 2006-08-14
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from: to

Commission File Number 333-64804

ASIA GLOBAL HOLDINGS CORP.
(Formerly known as “BonusAmerica Worldwide Corp.”)
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	75-3026459
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1601-1604 CRE Centre 889 Cheung Sha Wan Road Kowloon, Hong Kong
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 213-243-1503

Former address: 834 S. Broadway, 5th Floor, Los Angeles, CA 90014 USA

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange) Yes ☐  No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock, as of August 10, 2006 was 22,112,000 shares, all of one class of $0.001 par value Common Stock.

ASIA GLOBAL HOLDINGS CORPORATION
FORM 10-QSB
Quarter Ended June 30, 2006

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

In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

PART 1: FINANCIAL INFORMATION

Asia Global Holdings Corp. (formerly known as BonusAmerica Worldwide
Corp.) and Subsidiaries
Condensed Consolidated Balance Sheet

	June 30,2006 (Unaudited)	December 31, 2005 (audited)

ASSETS
Current assets
Cash and cash equivalents	$8,702	49,134
Restricted cash	284,138	279,365
Accounts receivable	1,565,053	586,090
Prepaid and other current assets	581,655	340,507
Amount due from related parties	119,327	461,460
Total current assets	2,558,875	1,716,556

Property, plant, and equipment, net	73,750	97,681
Intangible assets, net	406,975	546,623

Total assets	$3,039,600	2,360,860

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft, secured	$25,507	411
Secured bank loan - current portion	297,754	85,471
Letters of credit	102,019	100,641
Accounts payable and accrued liabilities	792,416	574,348
Income tax payable	59,585	194,793
Amounts due to related parties	2,949	6,401
Total current liabilities	1,280,230	962,065

Long-term liabilities
Secured bank loan	99,715	142,449
Deferred taxation	32,109	32,109
Total long-term liabilities	131,824	174,558

Total liabilities	1,412,054	1,136,623

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized:
Issued and outstanding:	21,812	19,862
6/30/06: 21,812,000
12/31/05: 19,862,000
Other comprehensive income	3,627	3,711
Additional paid-in capital	1,392,645	1,219,095
Retained earnings	209,462	(18,431
Total stockholders' equity	1,627,546	1,224,237

Total liabilities and stockholders' equity	$3,039,600	2,360,860

See condensed notes to consolidated financial statements.

Asia Global Holdings Corp. (formerly known as BonusAmerica Worldwide Corp.) and Subsidiaries Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, 2006 (Unaudited)	June 30, 2005 (Unaudited)	June 30, 2006 (Unaudited)	June 30, 2005 (Unaudited)
Revenues	1,189,210	649,383	1,584,828	1,309,325

Cost of revenues	(342,446)	(166,630)	(407,318)	(213,157)

Gross profit	846,764	482,753	1,177,510	1,096,168

Selling, general and administrative expenses	(326,627)	(248,336)	(701,896)	(741,348)
Depreciation and amortization	(81,789)	(108,509)	(163,579)	(218,175)

Operating income	438,348	125,908	312,035	136,645

Other income (expense)
Other income	6,914	10,219	63,044	14,598
Interest expenses	(9,992)	-	(16,724)	-
Total other income (expense)	(3,078)	10,219	46,320	14,598

Income before income taxes	435,270	136,127	358,355	151,243

Provision for income taxes	(99,692)	(64,872)	(130,462)	(78,974)

Net income	$335,578	$71,255	$227,893	$72,269

Basic and diluted income per share:	$0.02	$-	$0.01	$-

Basic and diluted weighted average shares outstanding	21,583,271	19,862,000	21,787,556	19,862,000

See condensed notes to consolidated financial statements.

Asia Global Holdings Corp. (formerly known as BonusAmerica Worldwide Corp.) and Subsidiaries Condensed Consolidated Statement of Cash Flows
	Six Months Ended
	June 30, 2006 (Unaudited)	June 30, 2005 (Unaudited )
Cash flows from operating activities:
Net income	$227,893	$72,269
Adjustments to reconcile net income to net cash
provided by operating activities:
Common stock issued for services rendered	175,500	-
Depreciation and amortization	163,579	218,175
Provision for income taxes	130,462	78,974
Changes in operating assets:
Accounts receivable	(978,963)	39,609
Inventories	-	113,029
Prepaid and other current assets	(241,148)	(23,897)
Accounts payable and accrued liabilities	218,068	(95,621)
Income tax	(265,670)	(1,323)
Net cash (used in) provided by operating activities	(570,279)	401,215

Cash flows from investing activities:
Increase in restricted cash	(4,773)	-
Purchases of equipment	-	(2,515)
Cash paid for intangible assets	-	(47,102)
Net cash used in investing activities	(4,773)	(49,617)

Cash flows from financing activities:
Bank overdraft	25,096	-
Advances under letters of credit	1,378	-
New bank loan raised	253,018	-
Repayments of bank loan	(83,470)	-
Loan from a director	-	(300,047)
Repayment(Advance) to related parties	338,681	(199,919)
Amounts due from (to) related parties	-	81,324
Net cash provided by (used in) financing activities	534,703	(418,642)

Net decrease in cash and cash equivalents	(40,349)	(67,044)

Effect of foreign currencies on cash flows	(83)	(793)

Cash and cash equivalents, beginning of period	49,134	88,317

Cash and cash equivalents, end of period	$8,702	$20,480

See condensed notes to consolidated financial statements.

Asia Global Holdings Corp. (formerly known as
BonusAmerica Worldwide Corp.) and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2006
(Unaudited)

NOTE 1 - BACKGROUND, BASIS OF PRESENTATION AND GOING CONCERN

On June 6, 2006, Asia Global Holdings Corp. (the "Company" or "AAGH" or "we"), formerly known as BonusAmerica Worldwide Corp., filed a Certificate of Amendment with the Secretary of State of Nevada effectuating a name change of the Company from “BonusAmerica Worldwide Corp.” to “Asia Global Holdings Corp.”. On July 6, 2006 the Company filed a request with the National Association of Securities Dealers to change its name and symbol. The change of name and new symbol became effective on July 17, 2006. The Company's new trading symbol is AAGH. Effective July 17, 2006, the Company has relocated its headquarters from “834 S. Broadway, 5th Floor, Los Angeles, California” to “1601-1604 CRE Centre 889 Cheung Sha Wan Road, Kowloon, Hong Kong”.

Asia Global Holdings Corp. offers a suite of advertising and media services and products that meet the need of marketers and advertisers including Internet marketing, search engine marketing ("SEM"), email marketing and print advertising. We work closely with advertisers to implement integrated online and offline advertising and media solutions and manage campaign planning and execution. We are one of the few established providers of Internet marketing services and online advertising technology within the People's Republic of China ("PRC"). We sell our products and services worldwide from 3 sales locations in 3 countries to a consumer base in Asia, North America, Europe, and Canada.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of AAGH have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2006. The interim financial statements should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006.

The consolidated financial statements include the accounts of AAGH and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Certain comparative prior period amounts have been reclassified to conform to the current period's presentation.

Going concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has generated negative cash flows from operating activities during recent periods. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

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

NOTE 2 - BASIC AND DILUTED INCOME PER SHARE

Basic and diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, for which there were none. For all periods presented, the Company's basic and diluted net income per share is the same.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, ” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The adoption of SFAS No. 156 is not expected to have any impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4 - CONCENTRATIONS OF CREDIT RISK

•
Supplier risk - As of June 30, 2006, the Company had six vendors that each accounted for more than 10% of trade payables. If these vendors were unavailable to provide services in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition could be materially adversely affected.

•
Revenues and related account receivable - A majority of the Company’s revenues are generated by a few customers. If the Company was unable to obtain other customers, the Company's business, operating results and financial condition would be materially adversely affected.

NOTE 5 - GEOGRAPHIC INFORMATION

Geographic information.
The Company operates primarily in the United States, Hong Kong, and China. The Company's geographic sales as a percent of total revenue are as follows:

	Six months ended	Six months ended
	June, 30 2006	June 30, 2005
United States	1%	3%
Hong Kong	99%	20%
China	-	77%

NOTE 6 - RESTRICTED CASH

The Company maintains a cash reserve in the amount of $20,000 with a bank, which is restricted as to use as a requirement of the Company's merchant (credit card) account. The Company's wholly-owned subsidiary, Sino-Trade, maintains a pledged fixed deposit bearing interest at 4.1% as required per its bank financing agreement.
NOTE 7 - INCOME TAXES

As of June 30, 2006, our deferred tax assets are fully offset by a valuation allowance. The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not.

Provision for income taxes represents Hong Kong profits tax of $130,462 (2005: $78,974) for the Company's subsidiary operating in Hong Kong. Hong Kong profits tax rate was 17.5% on the subsidiary's estimated assessable profits arising in Hong Kong.
The Company's subsidiary operating in the PRC is subject to PRC Foreign Enterprise Income Tax at a rate of 15% on the subsidiary's assessable profits, based on existing PRC tax legislation, interpretations and practices in respect thereof. No provision for PRC Foreign Enterprise Income Tax has been made as the subsidiary did not have any assessable profits for the six months ended June 30, 2006 and 2005.

Income taxes payable at June 30, 2006 consists of Hong Kong taxes payable of $59,585.

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

Letter of credit. The Company’s subsidiary operating in Hong Kong is committed under certain letters of credit and other trust receipt loans issued by DBS Bank (Hong Kong) Ltd to totaling $102,019 expiring through July 2006.

Bank loans. The Company’s subsidiary operating in Hong Kong is committed under certain secured bank term loans bearing interest at the bank’s prime rate (8.25% at June 30, 2006), payable in monthly installments until paid in full. As of June 30, 2006, total amounts outstanding under bank loans was $397,469. Future commitments for the next 12 months subsequent to the the balance sheet date are as follows: 2007: $297,754; 2008: $85,470; and 2009: $14,245.

Capital commitment. The Company’s subsidiary operating in Hong Kong is committed to purchasing a printing factory, Tung Sing Printing Factory, in China. The purchase contract is at the price of $641,026 and is expected to be completed on September 30, 2006. A deposit of $358,974 was paid as of June 30, 2006 and the balance of $282,052 is due on completion (September 30, 2006).

Operating leases. The Company's subsidiaries operating in Hong Kong and the PRC are committed under various non-cancelable operating leases with terms ranging from one to two years with fixed monthly rentals and expiring through June 2006. None of the leases included contingent rentals. Lease expense charged to operations for the six months ended June 30, 2006 amounted to approximately $12,500 (2005: $50,700).

NOTE 9 - RELATED PARTY TRANSACTIONS

Amounts due from related parties. Amounts due from related parties. Amounts due from related parties are unsecured, interest free and re-payable on demand and represent amounts due from entities under common control of the CEO/CFO of this Company totaling $119,327. Amounts due to related parties. Amounts due to related parties of $2,949 is attributed to amounts payable to a director and officer for accrued expenses incurred in the ordinary course of business.

NOTE 10 - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2006, the Company issued 1,950,000 unrestricted shares of common stock for services rendered relating to management services, business advisory, and legal and professional services valued at the fair market value on the date of issuance. The shares were issued under the Company's Registration Statement on Form S-8 relating to the registration of the Company's 2005 Non-Qualified Incentive Stock Compensation Plan as filed with the SEC on January 9, 2006.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following discussion should be read in conjunction with AAGH’s unaudited condensed consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to AAGH’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on April 17, 2006.

Forward Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", “estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

Asia Global Holdings Corporation (“AAGH”, “we” and the “Company”) offers a suite of advertising and media services and products that meet the need of marketers and advertisers including Internet marketing, search engine marketing (“SEM”), email marketing and print advertising. We work closely with advertisers to implement integrated online and offline advertising and media solutions and manage campaign planning and execution.

We are further establishing our media and advertising division by working with our current client base to increase printed advertising in a quarterly industrial magazine and direct mailing services.

We are one of the few established providers of Internet marketing services and online advertising technology within the People’s Republic of China (“PRC”). We sell our products and services worldwide from 3 company sales locations, and 6 outside agents, in 3 countries to a client base in Asia, North America, Europe, and Canada.

Future Plan of Operations

We are a direct marketing, Internet commerce and media company based in Hong Kong with offices in Los Angeles, California and mainland China. Our core business is media and advertising sales in China. We have a strong focus on building this segment and other business segments, organically or through the acquisition of companies - or participation in projects -- with high growth potential and strong management, in China and other emerging regions in Asia and worldwide.

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

During the three months ended June 30, 2006, we experienced a net income of $335,578. We expect to continue to experience profit as we have taken steps to further promote our business in China by increasing our sales force with the objective of continuing to increase the rate of selling new contracts for our advertising and media business in China. Because the new sales force expansion will utilize commission-only sales people, and because we have already experienced success with this strategy, we expect this effort to be profitable from the start.

Results of Operations for the Three and Six Months Ended June 30, 2006 and June 30, 2005

Revenues

During the three and six month period ended June 30, 2006, our revenues increased 83% and 21%, respectively, from the comparable period in the previous year as a result of increased sales of advertising contracts. In line with our strategy to keep our overhead as low as possible and simultaneously focus our in-house resources on our media and advertising business in China -- we have continued to optimize our sales efforts through an expanded sales force, and kept operating cost to a minimum by engaging a commission-only sales people for this expansion.

Selling, general and administrative expenses (“SGA”)

SGA consists of advertising, salary and development & show expenses and accounted for 27% and $44% of revenues for the three and six months period ended June 30, 2006, respectively, compared to 38% and 57%, for the comparative prior period. Although SGA decreased as a result of moving the majority of operations to Asia, with the exception of only an administrative office in the U.S., SGA has increased overall as a result of continued marketing efforts from our sales force through outside commission-only agents and noncash charges for stock issued for services in lieu of payment of cash to certain consultants. Our SGA costs will increase in the future as a result of business expansion and the increased costs associated with being a public company due to reporting requirements and eventually implementation of Sarbanes-Oxley Act of 2002.

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

Liquidity and Capital Resources for the Three Month Period Ended June 30, 2006 and 2005

The Company currently has limited resources to maintain its current operations and meet its financing and other obligations. We anticipate additional capital must be raised through equity or debt offerings. If we are unable to obtain additional capital, we will be unable to operate and expand our business.

At June 30, 2006, our working capital was $1,278,645 versus $754,491 at December 31, 2005, with the increase primarily due to our increased accounts receivable due to our significant increase in sales during the quarter..

Cash flows (used in) provided by operating activities for the six month period ended June 30, 2006 were ($570,279) and primarily resulted from net income offset by (i) noncash charges for depreciation and amortization of $163,579, (ii) common stock issued for services of $175,500, (iii) increases in accounts receivable due to increased revenues of $978,963, and (iv) cash paid as a deposit on a factory in the PRC of approximately $360,000. Net cash flows generated from operating activities in 2005 were $401,215 and primarily resulted from net income offset by (i) noncash charges for depreciation and amortization of $218,175, (ii) decreases in inventory balances as we sold off our inventory of 113,029, and (iiI) cash collections on our accounts receivable of $39,609.

Cash flows from investing activities were immaterial for 2006 and mainly represented cash paid for intangible assets for 2005.

Cash flows provided by financing activities for the six month period ended June 30, 2006 were $534,703 representing net advances under bank lines of credit and loans of $170,926 and repayments from related parties of $338,681. Cash flows used in financing activities for the six month period ended June 30, 2005 totaling $418,642 represented related parties advances and repayments.

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

Off-Balance Sheet Arrangements

At June 30, 2006, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and interim Chief Financial Officer, Michael Mak, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the periods covered by this report, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

ITEM 1A.  RISK FACTORS

Risks Related to Asia Global Holdings Corporation

We may not be able to sustain our profitability.

We were able to achieved profitability in accordance with generally accepted accounting principles in the United States, or GAAP, for the quarter ended June 30, 2006 and we may be unable to achieve profitability in the future. We generated net income of $335,578 and $227,893 for the three and six months ended June 30, 2006, respectively. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis in the future.

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
We have operations in a number of international markets, including Asia, United States, Europe and Canada, and we currently derive more than half our revenue from non-U.S. markets. To date, we have limited experience in marketing, selling and distributing our solutions internationally. Our international operations are subject to other risks, including:

•	changes in regulatory requirements;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences and restrictions on cash flow resulting from, among other things:

▪	local statutory liquidity requirements for businesses operating in certain foreign countries;
▪	the need to maintain cash balances to meet short-term capital requirements;
▪	operations in foreign countries with higher tax rates than the United States;
▪	the inability to utilize certain foreign tax credits; and
▪	the inability to utilize some or all of our losses generated in one or more foreign countries;

•	general import/export restrictions relating to encryption technology and/or privacy matters;

•	difficulties and costs of staffing and managing foreign operations;

•	local law requirements governing employment contracts, which may impose, among other things, minimum notice periods and minimum severance payments for involuntary terminations;

•	political and economic instability;

•	fluctuations in currency exchange rates; and

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world.

•	Any or all of these risks could affect our business outside of the United States and negatively impact our results of operations.

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

Our results of operations have fluctuated and may continue to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

•	the addition of new clients or the loss of existing clients;

•	changes in fees paid by advertisers or other clients;

•	the demand by advertisers for our advertising solutions;

•	the introduction of new Internet marketing services by us or our competitors;

•	variations in the levels of capital or operating expenditures and other costs relating to the maintenance or expansion of our operations, including personnel costs;

•	seasonality, which tends to result in lower revenue during the summer months of the third quarter and higher revenue in the fourth quarter of each year;

•
changes in results of operations brought about by newly acquired businesses or new joint ventures, which may be exceedingly difficult to predict due to management’s lack of history with such businesses or joint ventures;

•	changes in governmental regulation of the Internet; and

•	general economic conditions.

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

In addition, interruptions in our services could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Our TradeDragon technology resides on computer systems located in our data centers housed by us in Hong Kong. These systems’ continuing and uninterrupted performance is critical to our success, as a substantial portion of the revenue depend on the continuing availability of these systems. Despite precautions that we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our solutions. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations. To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our Web sites to mirror our online resources. Although we believe we carry property insurance with adequate coverage limits, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation that may occur.

In addition, terrorist acts or acts of war may cause damage to our employees, facilities, clients, our clients’ customers and vendors, which could significantly impact our revenues, costs and expenses and financial position. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot be presently predicted. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

Our network operations may be vulnerable to hacking, viruses and other disruptions, which may make our products and services less attractive and reliable.

Internet usage could decline if any well-publicized compromise of security occurs. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers have made many attempts to breach the security of our network operations, with minimal disruption to date. If hackers are successful in the future, they could misappropriate proprietary information, which could lead to litigation against us, or cause substantial disruptions in our service. We may be required to expend capital and other resources to protect our Web site against hackers. Any measures we may take may not be effective. In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability, as well as materially damage our reputation and decrease our user traffic.

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

Future outbreaks of Severe Acute Respiratory Syndrome (“SARS”), Avian flu or other widespread public health problems could adversely affect our business.

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

Our reporting currency is the U.S. dollar and our operations in China and Hong Kong use their respective local currencies as their functional currencies. The majority of our revenues derived and expenses incurred are in Chinese renminbi with a relatively small amount in Hong Kong dollars and U.S. dollars. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of renminbi to U.S. dollars had generally been stable and the renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese renminbi to the U.S. dollar. Under the new policy, Chinese renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese renminbi appreciated approximately 2.5% against the U.S. dollar in 2005. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese renminbi against the U.S. dollar. We can offer no assurance that Chinese renminbi will be stable against the U.S. dollar or any other foreign currency.

The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks.

Although Chinese governmental policies were introduced in 1996 to allow the convertibility of Chinese renminbi into foreign currency for current account items, conversion of Chinese renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese renminbi in the future. Because a significant amount of our future revenues may be in the form of Chinese renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in Chinese renminbi to fund our business activities outside China, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial conditions and results of operation.

Changes to existing accounting pronouncements, including SFAS 123R, or taxation rules or practices may adversely affect our reported results of operations or how we conduct our business.

A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Pursuant to SEC rules, we are required to implement the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) starting in the first quarter of 2006. SFAS 123R requires us to measure compensation costs for all share-based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take compensation charges equal to that value. The method that we use to determine the fair value of stock options is based upon, among other things, the volatility of our ordinary shares. The price of our ordinary shares has historically been volatile. Therefore, the requirement to measure compensation costs for all share-based compensation under SFAS 123R could negatively affect our profitability and the trading price of our ordinary shares. SFAS 123R and the impact of expensing on our reported results could also limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the
Sarbanes-Oxley Act of 2002.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. Under the supervision and with the participation of our management, we have evaluated our internal controls systems in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the
Sarbanes-Oxley Act. We have performed the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we have incurred additional expenses and a diversion of management’s time. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq National Market. Any such action could adversely affect our financial results and the market price of our ordinary shares.

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

The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the three months ended June 30, 2006, the closing sale prices of our ordinary shares on the Nasdaq National Market ranged from $0.09 to $0.1001 per share and the closing sale price on June 30, 2006 was $0.09 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our ordinary shares, regardless of our operating performance.

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

In March 2004, Stanford reported that they beneficially acquired approximately 57.9% of our outstanding ordinary shares. The percentage of ownership by Stanford has changed to 52.72% due to increase issuance of common stock. As a result, Stanford is able to substantially influence all matters requiring the approval of our shareholders, including the election of directors and the approval of significant corporate transactions such as acquisitions. This concentration of ownership could delay, defer or prevent a change in control or otherwise impede a merger or other business combination that the Board of Directors or other shareholders may view favorably.

We must rely on the Chinese government to develop China’s Internet infrastructure and, if it does not develop this infrastructure, our ability to grow our business could be hindered.

The Chinese government’s interconnecting, national networks connect to the Internet through government-owned international gateways, which are the only channels through which a domestic Chinese user can connect to the international Internet network. We rely on this backbone and China Telecom and China Netcom to provide data communications capacity primarily through local telecommunications lines. Although the Chinese government has announced plans to aggressively develop the national information infrastructure, we cannot assure you that this infrastructure will be developed. In addition, we have no guarantee that we will have access to alternative networks and services in the event of any disruption or failure. If the necessary infrastructure standards or protocols or complementary products, services or facilities are not developed by the Chinese government, the growth of our business could be hindered.

We may be adversely affected by complexity, uncertainties and changes in PRC regulation of Internet business and companies, including limitations on our ability to own key assets such as our website.

The Chinese government heavily regulates its Internet sector including the legality of foreign investment in the Chinese Internet sector, the existence and enforcement of content restrictions on the Internet and the licensing and permit requirements for companies in the Internet industry. Because these laws, regulations and legal requirements with regard to the Internet are relatively new and evolving, their interpretation and enforcement involve significant uncertainty. In addition, the Chinese legal system is a civil law system in which decided legal cases may be cited for reference but have little precedential value. As a result, in many cases it is difficult to determine what actions or omissions may result in liability. Issues, risks and uncertainties relating to China’s government regulation of the Chinese Internet sector include the following:

•
We only have contractual control over our website in China; we do not own it due to the restriction of foreign investment in businesses providing value-added telecommunication services, including computer information services, online promotional advertising or electronic mail box services.

•
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

•
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

•
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

•
Because the definition and interpretation of prohibited content are in many cases vague and subjective, it is not always possible to determine or predict what and how content might be prohibited under existing restrictions or restrictions that might be imposed in the future. For example, in January 2005, the Chinese State Administration of Radio, Film & Television (“SARFT”), which regulates radio and television stations in China, issued a notice prohibiting commercials for value-added services related to “fortune-telling” from airing on radio and television stations, effective in February 2005. This notice could also lead to further actions by other Chinese government authorities to prohibit the sale of such fortune-telling related value-added services, which could have a material adverse effect on our financial position, results of operations, or cash flows. SARFT or other Chinese government authorities may prohibit the marketing of other advertising services via a channel we depend on to generate revenues, which could also have a material adverse effect on our financial position, results of operations or cash flows.

•
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

•
The governing body of China’s mobile industry, from time to time issues policies that regulate the business practices relating to advertising. We cannot predict the timing or substance of such regulations. Such regulations may have a negative impact on our business.

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

In January 2005, the Chinese State Administration of Radio, Film and Television (“SARFT”), which regulates radio and television stations in China, issued a notice prohibiting commercials for MVAS related to “fortune-telling” from airing on radio and television stations effective in February 2005. This notice could also lead to further actions by other Chinese government authorities to prohibit the sale of such fortune-telling related SMS which could have a material adverse effect on our financial position, results of operations, or cash flows. SARFT or other Chinese government authorities may prohibit the marketing of other value-added services via a channel we depend on to generate revenues, which could have a material adverse effect on our financial position, results of operations or cash flows.

The Chinese legal system has inherent uncertainties that could limit the legal protections available to you.

Our business arrangements with our VIE in China are governed by the laws of the People’s Republic of China. China’s legal system is based upon written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited value as precedents. Since 1979, the Chinese legislative bodies have promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties, and therefore you may not have legal protections for certain matters in China.

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

The markets for Internet advertising and related products and services are intensely competitive and such competition is expected to increase. Our failure to compete successfully may hinder our growth. We believe that our ability to compete depends upon many factors both within and beyond our control, including:

•	the development of new online advertising media and methods;

•	the timing and market acceptance of new products and enhancements of existing services developed by us and our competitors;

•	the ability to attract and retain qualified personnel;

•	changing demands regarding customer service and support;

•	shifts in sales and marketing efforts by us and our competitors; and

•	the ease of use, performance, price and reliability of our services and products.

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

The U.S. federal and various state governments have recently proposed limitations on the collection and use of information regarding Internet users. In 2004 and 2005, the U.S. Congress proposed several new pieces of legislation that would limit the use of technologies deemed to be “spyware”, which some bills have defined to include cookies, Web beacons and javascript, which are required by our products and services. The effectiveness of our advertising products and services could be significantly limited by federal and state regulations limiting the collection or use of information regarding Internet users. Since many of the proposed federal and state laws or regulations are being developed, we cannot yet determine the impact these regulations may have on our business. In addition, growing public concern about privacy and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry, and to increased federal and state regulation. Lastly, a number of civil actions have been brought by federal and state authorities against companies alleged to have distributed “spyware” without the proper consent of users. The Network Advertising Initiative has developed self-regulatory principles for online preference marketing. We are also subject to various federal and state regulations concerning the collection, distribution and use of personal information. These laws include the Children’s Online Privacy Protection Act and state laws that limit or preclude the use of voter registration and driver’s license information, as well as other laws that govern the collection and use of consumer credit information. While we monitor legislative initiatives, in the event that more onerous federal or state laws or regulations are enacted or applied to us or to our clients, our business, financial condition and results of operations could be materially and adversely affected.

Privacy concerns may prevent us from collecting user data.

Growing concerns about the use of cookies and data collection may limit our ability to develop user profiles. Web sites typically place small files of information, commonly known as “cookies,” on a user’s hard drive, generally without the user’s knowledge or consent. Cookie information is passed to the Web site through the Internet user’s browser software. Our software technology enables the use of cookies and other non-personally-identifying information to deliver targeted advertising and to limit the frequency with which an advertisement is shown to a user. Most currently available Internet browsers allow users to modify their browser settings to prevent cookies from being stored on their hard drive, and Microsoft Corporation changed the design and instrumentation of its Web browser to give users the option to accept or reject third-party cookies. A small minority of users are currently choosing to prevent certain cookies. Users can also delete cookies from their hard drive or modify them at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies. Any reduction or limitation in the use of cookies or increase in the number of users blocking cookies could limit the effectiveness of our sales and marketing efforts and impair our profiling and targeting capabilities. Such changes also could adversely affect our ability to determine the reach of advertising campaigns sold and delivered by us and the frequency with which users of sites see the same advertisement.

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

The Internet and Internet advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer demands. Our future success will depend on our ability to adapt to rapidly changing technologies and to enhance existing solutions and develop and introduce a variety of new solutions to address our customers’ changing demands. We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our services. In addition, our new services or enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. Material delays in introducing new services and enhancements may cause customers to forego purchases of our services and purchase those of our competitors.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
INDEX TO EXHIBITS
OF
ASIA GLOBAL HOLDINGS CORPORATION

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

ASIA GLOBAL HOLDINGS CORPORATION
(Registrant)

Date: August 10, 2006	By:	/s/ Michael Mak
Michael Mak, President