Form 10KSB/A
period 2005-12-31
BONUSAMERICA WORLDWIDE CORP.
filed 2006-10-10
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB / A#1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-64804

ASIA GLOBAL HOLDINGS CORP.
(formerly known as BONUSAMERICA WORLDWIDE CORP.)

(Name of Small Business Issuer in Its Charter)

Nevada	75-3026459
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

1601-1604 CRE Centre
889 Cheung Sha Wan Road
Kowloon, Hong Kong
(Address of principal executive offices)

(former address)
834 S. Broadway, 5th Floor, Los Angeles, California 90014

(213) 243-1505
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock ($0.001 par value)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year. $2,188,642.

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of 12/31/2005 was approximately $360,000.00 using the closing price per share of $0.06, as reported on NASDAQ as of such date.

The number of shares of registrant's common stock outstanding as of 12/31/05 was 19,862,000.

EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A-1 ("Form 10-KSB/A-1") is being filed as Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2005, which was originally filed with the Securities and Exchange Commission ("SEC") on April 24, 2006, (the "Original Filing"). We are filing this Amendment No. 1 for the following reasons:

(i)
provide updates to Part I., Item 1 to reflect our name change to Asia Global Holdings Corp. on June 6, 2006, from BonusAmerica Worldwide Corp. and relocation of its corporate offices to Hong Kong effective July 17, 2006;

(ii)	revise Part I, Item 1a Risk Factors;

(iii)	to expand our disclosures in Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

(iv)	to update our disclosures in Part II, Item 8A. Controls and Procedures;

(v)	to update Part III, Item 13. Exhibits and Reports on Form 8-K to include Exhibit 23.1, Consent of Independent Registered Public Accounting Firm, regarding our S-8 filed on January 9, 2006; and

(vi)	to update Part III, Item 13. Exhibits and Reports on Form 8-K for inclusion of Exhibits 31 and 32 for this amended filing.

Other than the above specific items, there have been no other changes to the Original Filing.

Asia Global Holdings Corp. (formerly known as BonusAmerica Worldwide Corp.)

Annual Report on Form 10-KSB / A#1
For the Year Ended December 31, 2005

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

ITEM 1. Business

Overview

Asia Global Holdings Corp. (formerly known as BonusAmerica Worldwide Corporation) ("AAGH" "we" and the "Company") offers a suite of advertising and media services and products that meet the need of marketers and advertisers including Internet marketing, search engine marketing ("SEM"), email marketing and print advertising. We work closely with advertisers to implement integrated online and offline advertising and media solutions and manage campaign planning and execution.

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

Effective May 12, 2004, we changed our name from Longbow to BonusAmerica Worldwide Corporation and on June 6, 2006, we changed our name to Asia Global Holdings Corp. On July 6, 2006 the Company filed a request with the National Association of Securities Dealers (NASD) to change its name and symbol. The change of name and new symbol became effective on July 17, 2006. The Company's new trading symbol is AAGH. As a result, the Company requested a new CUSIP from the CUSIP Service Bureau. The new CUSIP is 04518D 10 8, which became effective on July 12, 2006.

Effective July 17, 2006, the Company has relocated its headquarters from 834 S. Broadway, 5th Floor, Los Angeles, California to 1601-1604 CRE Centre 889 Cheung Sha Wan Road, Kowloon, Hong Kong.

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

Our wholly-owner subsidiary, Wah Mau Corporate Planning Development (Shenzhen) Company Limited, an organization formed under the laws of the People's Republic of China, or Wah Mau, provides infrastructure support for our operations in China and Hong Kong and helps generate sales for our Media and Advertising business in Hong Kong and China. Sino Trade has been successful in generating revenue and profit in the all four quarters of 2005. 1

1 This is an English translation of the official Chinese name.

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

Web Publishers

Web publishers aim to profit from content, commerce and advertising on their Web sites. An experienced web publisher will also seek to identify and analyze user preferences in order to improve the Web site, thereby strengthening its relationship with its online audience and enhancing its appeal to advertisers. The current Internet advertising environment presents a number of challenges. Web publishers look to Internet advertising companies for assistance in the following areas:

●	Increasing Advertising Revenue. Web publishers want to maximize the revenue that they receive from advertising on their Web sites. Critical factors vary depending on the type of Web site.

●
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

●
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

●
Unsold Inventory. Many Web sites have advertising inventory that remains under-sold or unsold. Web sites may experience diminishing returns if they try to reduce their excess inventory on their own. Web publishers may opt to work with companies representing a portfolio or network of Web sites, giving them the opportunity to generate revenue by reducing or eliminating unsold inventory.

●
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

●
Targeting Online Audiences. With an ever-increasing number of Web sites and variety of content, online audiences are increasingly fragmented and harder for advertisers to reach. Advertisers need third-party firms that can provide them with reliable tools to reach and target their desired audience segments online.

●
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

●
Structuring Advertising Campaigns. As the Internet has expanded, the variety of options available to advertisers has also increased. Advertisers must decide which Web sites to work with, what their target audience is and how they can best target that audience. Advertisers need assistance to ensure that their online spending budget is allocated effectively.

●
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

Strategy

In 2002, we began operations of our online media and advertising distribution network. We generate media and advertising revenue by charging advertisers for:

(i) distributing their advertisements on our online shopping and coupon portals (B2C); and (ii) allowing them to market directly to our subscribers in our Opted-In database who have opted to receive offers such as those offered by the advertisers. Our media and advertising division initially included www.CouponsRewardsSavings.com, which is currently inactive. Based upon our original success with www.CouponsRewardsSavings.com, we expanded our media and advertising division and developed the following suite of online businesses that make up our advertising distribution network:

●	Consumer Database Rentals (marketing to subscribers in our Opted-In database);

●	TradeDragon;

●	CouponsRewardsSavings.com coupon portal (currently inactive);

●	More2Save.com coupon portal (currently inactive);

●	RateAndSave shopping portal (currently inactive);

●	BonusChina.com entertainment, information and services portal (planned); and o Virtual Stores (plans suspended).

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

Although the company does not currently offer online retailing through BonusAmerica websites, Management is of the view that maintaining the online product sales operation while expanding into the ‘Media and Advertising” business would be of benefit to the Company for a well-diversified, ready-to-expand business strategy for both segments once sufficient funding has been raised to allow for competitive expansion in light of different opportunities being available to the Company at different times.

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

Asia Global Holdings Corp.

834 S. Broadway, 5th Floor
Los Angeles, California 90014
Attn: Investor Relations

ITEM 1A: Risk Factors

Risks Related to the Company

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

Our international operations face legal and cultural challenges and subject us to additional risks. We have operations in a number of international markets, including Asia, United States, Europe and Canada, and we currently derive more than half our revenue from non-U.S. markets. To date, we have limited experience in marketing, selling and distributing our solutions internationally. Our international operations are subject to other risks, including:

●	changes in regulatory requirements;

●	reduced protection for intellectual property rights in some countries;

●	potentially adverse tax consequences and restrictions on cash flow resulting from, among other things:

●	local statutory liquidity requirements for businesses operating in certain foreign countries;

●	the need to maintain cash balances to meet short-term capital requirements;

●	operations in foreign countries with higher tax rates than the United States;

●	the inability to utilize certain foreign tax credits; and

●	the inability to utilize some or all of our losses generated in one or more foreign countries;

●	general import/export restrictions relating to encryption technology and/or privacy matters;

●	difficulties and costs of staffing and managing foreign operations;

●	local law requirements governing employment contracts, which may impose, among other things, minimum notice periods and minimum severance payments for involuntary terminations;

●	political and economic instability;

●	fluctuations in currency exchange rates; and

●	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world.

●	Any or all of these risks could affect our business outside of the United States and negatively impact our results of operations.

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

Our results of operations have fluctuated and may continue to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

•	the addition of new clients or the loss of existing clients;

•	changes in fees paid by advertisers or other clients;

•	changes in the amount of royalties payable by us to owners of Web sites or the imposition of new charges or fees by Web site owners;

•	the demand by advertisers and Web publishers for our advertising solutions;

•	the introduction of new Internet marketing services by us or our competitors;

•	variations in the levels of capital or operating expenditures and other costs relating to the maintenance or expansion of our operations, including personnel costs;

•	seasonality, which tends to result in lower revenue during the summer months of the third quarter and higher revenue in the fourth quarter of each year;

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

PART II.

ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Since October 23, 2003, our common stock has been traded on the Over-the-Counter Bulletin Board under the symbol "BAWC.OB". Prior to October 23, 2003, our common stock was traded on Over-the-Counter Bulletin Board under the symbol "LGBW.OB". [1] As of April 12, 2006, there were: (i) 21 shareholders of record, without giving effect to determining the number of shareholders who hold shares in "street name" or other nominee status; (ii) no outstanding options to purchase shares of our common stock; (iii) outstanding 21,812,000 shares of our common stock, of which 7,814,500 shares are either freely tradeable or eligible for sale under Rule 144 or Rule 144K, and (v) 13,862,000 shares subject to registration rights.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Sales Price

	High	Low
Fiscal 2005
First Quarter	$0.10	$0.04
Second Quarter	$0.09	$0.02
Third Quarter	$0.10	$0.045
Fourth Quarter	$0.20	$0.066

Fiscal 2004
First Quarter	$1.30	$0.00
Second Quarter	$1.30	$0.15
Third Quarter	$0.69	$0.17
Fourth Quarter	$0.58	$0.08

[1] As of the date of this filing, the trading symbol has changed to “AAGH”.

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

Overview and Future Plan of Operations

We are a direct marketing, Internet commerce and media company based in Los Angeles, California with operations in Hong Kong and China. Our business consists of two segments: Media and Advertising and Online Retailing.

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

Because we have not yet raised the funding management believes is required to rollout our complete business plan, we have taken, and are continuing to take, steps to reduce our operating costs. In 2004 we decided to begin moving a significant portion of our U.S. operations to China to benefit from lower overhead costs and further capitalize on the growth potential and success we had experienced that year in our Media and Advertising business in Hong Kong and China. Now, at year end 2005 we have completed the majority of the move. Some management and marketing operations remain, and will continue to remain in the U.S. In 2004 we also suspended operations and development of our consumer portals, RateandSave and More2Save, in our Media and Advertising division. Those operations continued to remain suspended at year end 2005.

Our TradeDragon business-to-business trade portal, a business within our Media and Advertising division, which was launched in the fourth quarter of 2004 is still not fully developed or marketed to the level we would like as we still lack the funding to rollout the service. TradeDragon is a communications platform that enables international trade primarily between companies located in the U.S. and China.

If and when adequate funding is raised, we intend to expand operations of our TradeDragon trade portal as well as some of our other Internet based Advertising and Media businesses.

Results of Operations for the Twelve Months Ended December 31, 2005 and December 31, 2004

During the twelve months ended December 31, 2005, we experienced a net loss of $382,400. We expect to improve our income position over the next 6 to 9 months as we continue to take additional steps to reduce our overhead by scaling down our online product retailing segment where we face fierce competition and investing more resources in our Media and Advertising business in China and Hong Kong, which is growing rapidly.

During the twelve months ended December 31, 2005, our Online Retailing division generated 2% of our revenues and 98% was generated by our Media and Advertising division. Over the next twelve months, we plan to devote the majority of our resources to expanding and further developing our Media and Advertising division.

The following table sets forth our net revenues by each operational division for the twelve months ended December 31, 2005 and 2004:

Total Revenue Twelve Months Ended December 31, 2005

	2005	2004	Variance

Online Retailing	$43,071	$2,351,628	-$	2,308,557	(-98%)
US	$43,071	$2,351,628	-$	2,308,557	(-98%)
China & HK	$0	$0		$0	( 0%)
Media & Advertising	$2,145,571	$2,113,906		$31,665	(+1%)
US	$353,848	$510,402	-$	156,554	(-31%)
China & HK	$1,791,723	$1,603,504		$188,219	(+12%)

Online Retailing Segment Revenue

During the twelve month period ended December 31, 2005, we derived $43,071, or 2% of our total revenue, from our Online Retailing operations, representing a decrease in revenue, and percentage of total revenue, of $2,308,557, and 51% respectively, from the comparable twelve month period ending December 31, 2004 in which revenue from Online Retailing totaled $2,351,628 representing 53% of the total revenue for that period.

The decrease in our Online Retailing product sales is due to increased external competitive pressures thereby causing to elect to significantly reduce spending and resources in this segment including expenditures for marketing and advertising so we can invest more resources in further developing our Media and Advertising segment to cope with its high-growth demand.

Media and Advertising Segment Revenue

During the twelve month period ended December 31, 2005 we experienced an overall increase from the comparable twelve month period ending December 31, 2004, which is attributable to applying increased resources toward building our media and advertising business in China while at the same time shifting resources from US to China. As a result of the overall shift to China, our US media and advertising sales declined while our China media and advertising sales increased.

In China and Hong Kong our revenue for the Media and Advertising segment totaled $1,791,723, representing 83% of the total media and advertising segment for the year ended December 31, 2005, where we derived $2,145,571 or 98% of our total revenue from our media and advertising division. This represents a 12% increase in the China and Hong Kong Media and Advertising segment.

Cost of Sales

Cost of Sales by Segment Twelve Months Ended December 31, 2005

	2005	2004	Variance
Online Retailing	$126,002	$1,319,206	-$	1,193,204	(-90%)
US	$126,002	$1,319,206	-$	1,193,204	(-90%)
China & HK	-	-		-	-
Media & Advertising	$443,706	$107,138		$336,568	(+314%)
US	-	-		-	-
China & HK	$443,706	$107,138		$336,568	(+314%)

Cost of sales were $569,708 representing 26% of our total revenue of $2,188,642 for the twelve month period ended December 31, 2005 as compared to $1,426,344, 32% of total revenue of $4,465,534 for the twelve month period ended December 31, 2004. The decrease in cost of sales as a percentage of sales for the twelve month period ended December 31, 2005 is attributable to the decrease in Online Retailing operations which represented 53% of our total revenue in 2004 and only 2% of our total business in 2005, in order to invest more resources in further developing on our more profitable Media and Advertising business.

Cost of Sales Online Retailing Segment

Cost of sales for our Online Retailing Segment were $126,002 representing 6% of our total revenue of $2,188,642 for the twelve month period ended December 31, 2005 as compared to $1,319,206, representing 30% of total revenue of $4,465,534 for the twelve month period ended December 31, 2004. The decrease in cost of sales as a percentage of sales for the twelve month period ended December 31, 2005 is attributable to significantly decreased sales in this segment.

Cost of Sales Media and Advertising Segment

Cost of sales for our Media and Adverting Segment were $443,706 representing 20% of our total revenue of $2,188,642 for the twelve month period ended December 31, 2005 as compared to $107,138, representing 2% of total revenue of $4,465,534 for the twelve month period ended December 31, 2004. The increase in cost of sales as a percentage of sales for the twelve month period ended December 31, 2005 is attributable to increased sales commissions which were incurred as a trade-off for fixed overhead administrative expenses for on-staff sales force which we cut back.

Administrative Expenses

Administrative Expenses by Segment Twelve Months Ended December 31, 2005

	2005	2004	Variance
Online Retailing	$63,980	$1,005,815	-$	941,835	( -94%)
US	$63,980	$1,005,815	-$	941,835	(-94%)
China & HK	-	-		-	-
Media & Advertising	$1,177,733	$1,162,352		$15,381	(+1%)
US	$530,743	$406,952		$123,791	(+30%)
China & HK	$646,990	$755,400	-$	108,410	(-14%)

Selling, general and administrative expenses decreased $926,454 to $1,241,713 for the twelve month period ended December 31, 2005 as compared to $2,168,167 for the twelve month period ended December 31, 2004. The decrease in expenses during the twelve month period ended December 31, 2005 was primarily attributable to a significant decrease in operating expenses in our online retailing business and employing a less costly staff in China, specifically reducing staffing costs from $1,135,095 in 2004 to $587,608 in 2005. Other expenses reduced in 2005 include advertising and promotion, development, IT services and general office operations. Our administrative expenses for our Media and Advertising segment in China and Hong Kong decreased 14%.

Administrative Expenses Online Retailing

Administrative expenses for our Online Retailing Segment were $63,980 representing 3% of our total revenue of $2,188,642 for the twelve month period ended December 31, 2005 as compared to $1,005,815, 23% of total revenue of $4,465,534 for the twelve month period ended December 31, 2004. The decrease in administrative expenses as a percentage of sales for the twelve month period ended December 31, 2005 is attributable to significant reductions in personnel and promotional spending in our online retailing segment.

Administrative Expenses Media and Advertising

Administrative expenses for our Media and Adverting Segment were $1,177,733 representing 54% of our total revenue of $2,188,642 for the twelve month period ended December 31, 2005 as compared to $1,162,352, 26% of total revenue of $4,465,534 for the twelve month period ended December 31, 2004. The increase in administrative expenses as a percentage of sales for the twelve month period ended December 31, 2005 is attributable to increased costs and decreased sales in the US for this segment.

Other Income (Expense)

Total other income for both periods presented was immaterial and consisted of the following:

	2005	2004
Other income
Fixed asset rental income	17,400	17,400
Interest income	2,974	9,386
Miscellaneous other income	23,053	2,020
	43,427	28,806

Interest expense	10,433	27,213

Total other income	$32,994	$1,593

For both periods presented, fixed assets rental income represents assets leased to Stanford International Holding Corporation, a related party, based on a reasonable and agreed upon charge that approximated 25% of the depreciation expense in 2004. The same percentage was used for 2005 since the agreement between the Company and Stanford included no agreed upon percentage.

For the year ended December 31, 2005, miscellaneous other income primarily includes a training subsidy and export reimbursements from the local government in Hong Kong, and reversal of the prior year’s provision for the cost of printing. For the year ended December 31, 2004, miscellaneous other income was immaterial.

Net Income/Loss

Net loss for 2005 was $382,400 compared to net income of $473,950 in 2004. Losses are attributed to losses in the US in both our Online Retailing and Media and Advertising segments.

Net Income/Loss by Segment Twelve Months Ended December 31

	2005		2004		Variance
Online Retailing	-$	172,186	-$	181,240		$9,054	(+5%)
US	-$	172,186	-$	181,240		$9,054	(+5%)
China & HK		-		-		-	-

Media & Advertising	-$	210,214		$655,190	-$	865,404	(-132%)
US	-$	384,544		$-59,705	-$	444,249	(-744%)
China & HK		$174,330		$595,485	-$	421,155	(-71%)

Operating losses attributed to our Online Retailing resulted from fierce competition where other similar companies were better capitalized or had better resources than we did and could compete in the marketplace whereas we could not. We believe our position in this segment will improve as we continue to scale-down the overhead and operations.

Operating losses from our Media & Advertising segment were attributable to the US operations wherein we had a decrease in sales and an increase in administrative expenses. We expect our position to improve in this segment while at the same time we expect that expansion in this segment may result in losses as we invest more resources in further developing operations in China and Hong Kong. There can be no assurance that we will achieve or maintain profitability or that any revenue growth will take place in the future even if we do obtain the financing that we seek.

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

Liquidity and Capital Resources for the Twelve Month Period Ended December 31, 2005 and 2004

Cash flows from operating activities

We experienced positive cash flows provided by operations in the amount of $779,475 for the twelve month period ended December 31, 2005, primarily due to a net loss from operations of $382,400 offset by non-cash charges such as depreciation and amortization of $416,014, loss on disposal of fixed assets of $266,833 due to the write off of leasehold improvement in our Kowloon, Hong Kong office, and changes in operating assets such as a decrease in accounts receivable of $503,622 due to resulting cash collections and increases in other current assets of $252,376 primarily due to agreements signed and deposits paid for services to do 9 exhibitions in the People’s Republic of China (“PRC”) and a deposit for the acquisition of a printing factory located in the PRC.

We experienced positive cash flows provided by operations in the amount of $531,859 for the twelve month period ended December 31, 2004, primarily due to net income from operations of $473,950 offset by non-cash charges such as depreciation and amortization of $279,409 and changes in operating assets such as an increase in accounts receivable of $978,722 due to increased revenues in our Media and Advertising Business coupled with increases in our accounts payable and accrued expenses of $531,859.

Cash flows from investing activities

Net cash flows used in investing activities for 2005 was $360,681 representing $259,365 of restricted cash required as part of our subsidiary's banking facility agreement and $99,252 representing cash paid for intangible assets. Net cash flows used in investing activities for 2004 was $1,029,143 and mainly consisted of cash paid for the acquisition of fixed assets and intangible assets.

Cash flows from financing activities

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

ITEM 7. Financial Statements

ASIA GLOBAL HOLDINGS CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Asia Global Holdings Corp.

We have audited the accompanying consolidated balance sheet of Asia Global Holdings Corp. (formerly known as BonusAmerica Worldwide Corp.) and Subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the two preceding years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As more fully described in Note 11, the Company has restated its weighted average shares outstanding and resulting earnings per share amount for the year ended December 31, 2004, to retroactively reflect the weighted average number of shares outstanding based on the reverse acquisition in 2004.

/s/ Clancy and Co., P.L.L.C.
Scottsdale, Arizona
April 19, 2006, except for Note 11 which is dated as of September 11, 2006

ASIA GLOBAL HOLDINGS CORP. (formerly known as BonusAmerica Worldwide Corp.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2005

ASSETS
Current assets
Cash and cash equivalents	$49,134
Restricted cash	279,365
Accounts receivable	586,090
Prepayments and other current assets	340,507
Amount due from related parties	461,460
Total current assets	1,716,556

Property, plant and equipment, net	97,681

Intangible assets, net	546,623
Total Assets	$2,360,860

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft, secured	$411
Secured bank loan - current portion	85,471
Letters of credit	100,641
Accounts payable and accrued liabilities	574,348
Income taxes payable	194,793
Amounts due to related parties	6,401
Total current liabilities	962,065

Long-term Liabilities
Secured bank loan	142,449
Deferred taxation	32,109
Total long-term liabilities	174,558
Total liabilities	1,136,623
Commitments and contingencies

Stockholders' equity
Common stock, $0.001 par value; 75,000,000 shares authorized
Issued and outstanding: 19,862,000 shares	19,862
Other comprehensive income	3,711
Additional paid-in capital	1,219,095
Accumulated deficit	(18,431)
Total stockholders' equity	1,224,237
Total Liabilities and Stockholders' Equity	$2,360,860

The accompanying notes are an integral part of these consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP. (formerly known as BonusAmerica Worldwide Corp.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Revenues:
Product sales	$43,071	$2,351,628
Advertising and list rentals	2,145,571	2,113,906
Total revenues	2,188,642	4,465,534

Cost of revenues	(569,708)	(1,426,344)

Gross profit	1,618,934	3,039,190

Selling, general and administrative expenses	(1,241,713)	(2,168,167)
Loss on disposal of fixed assets	(266,833)	-
Depreciation	(109,867)	(69,674)
Amortization of intangible assets	(306,147)	(209,735)
Operating (loss)/income	(305,626)	591,614

Other income (expense)
Other income	43,427	28,806
Interest expense	(10,433)	(27,213)
Total other income	32,994	1,593

(Loss)/income before income taxes	(272,632)	593,207

Provision for income taxes	(109,768)	(119,257)

Net income (loss)	$(382,400)	$473,950

Basic and diluted earnings (loss) per share (Note 11)	$(0.02)	$0.03
		(restated )

Basic and diluted weighted-average shares outstanding (Note 11)	19,862,000	18,487,425
		(restated)

The accompanying notes are an integral part of these consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP. (formerly known as BonusAmerica Worldwide Corp.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Other Comprehensive income	Retained earnings (accumulated deficit)	Total
Balance - December 31, 2003	11,500,000	$11,500	$1,176,229	$-	$(109,981)	$1,077,748

Common stock retained by Longbow stockholders	8,362,000	8,362	42,866	-	-	51,228

Foreign currency translation	-	-	-	473	-	473

Net income	-	-	-	-	473,950	473,950
Comprehensive income						474,423

Balance - December 31, 2004	19,862,000	19,862	1,219,095	473	363,969	1,603,399

Foreign currency translation	-	-	-	3,238	-	3,238

Net loss	-	-	-	-	(382,400)	(382,400)
Comprehensive loss						(379,162)

Balance - December 31, 2005	19,862,000	$19,862	$1,219,095	$3,711	$(18,431)	$1,224,237

The accompanying notes are an integral part of these consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP. (formerly known as BonusAmerica Worldwide Corp.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Cash flows from operating activities
Net income (loss)	$(382,400)	$473,950
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest expense, non-cash	-	26,483
Depreciation and amortization	416,014	279,409
Loss on disposal of fixed assets	266,833	-
Provision for income taxes	108,968	119,257
Provision for inventory obsolescence	22,861	-
Changes in operating assets:
Accounts receivables	503,622	(978,722)
Inventories	95,695	135,614
Prepayments and other current assets	(252,376)	(88,131)
Accounts payable and accrued liabilities	258	563,999
Net cash flows provided by operating activities	779,475	531,859

Cash flows from investing activities
(Increase)/decrease in restricted cash	(259,365)	30,000
Purchases of equipment	(2,064)	(446,580)
Cash acquired in reverse acquisition	-	8,821
Cash paid for intangible assets	(99,252)	(621,384)
Net cash flows used in investing activities	(360,681)	(1,029,143)

Cash flows from financing activities
Bank overdraft	411	-
Advances under letters of credit	100,641	-
Drawdown of bank loan	256,410	-
Repayments of bank loan	(28,490)	-
Advances from (repayments to) a director	(299,359)	301,025
Amounts due from (to) related parties	(490,828)	34,103
Repayments on note receivable-related party	-	250,000
Net cash flows provided by (used in) financing activities	(461,215)	585,128

Net increase (decrease) in cash and cash equivalents	(42,421)	87,844
Effect of foreign currencies on cash flows	3,238	473
Cash and cash equivalent, beginning of year	88,317	-
Cash and cash equivalent, end of year	$49,134	$88,317

Cash paid for:
Interest	$10,433	$27,213
Income taxes	$800	$800
Non-cash investing and financing activities:
Contribution of note receivable-related party	$-	$250,000

The accompanying notes are an integral part of these consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP. (formerly known as BonusAmerica Worldwide Corp.) AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Asia Global Holdings Corp., formerly known as BonusAmerica Worldwide Corp. (“BAWC”) and Longbow Mining Corp. (“Longbow”), referred to herein collectively as the “Company” or “AAGH”, was incorporated in the State of Nevada on February 1, 2002. Longbow was engaged in the acquisition and exploration of mineral properties and operated a three-phase strategy plan out of Vancouver to facilitate the excavation of minerals.

On March 1, 2004 Longbow entered into a definitive agreement that acquired BonusAmerica Corporation ("BonusAmerica"), a California corporation, from Stanford International Holding Corporation ("Stanford"). This acquisition was accounted for as a reverse acquisition, whereby the assets of BonusAmerica were reported at their historical cost. Longbow issued 5 million forward-split restricted common shares to Stanford for 100% of BonusAmerica. The founders of Longbow also transferred 6.5 million restricted shares to Stanford to complete the transaction. As a result of the reverse acquisition, the financial statements of the BAWC become those of BonusAmerica. Although BAWC is the legal acquirer, it will be treated as having acquired BonusAmerica for accounting purposes (recapitalization) and all of the operations reported represent the historical financial statements of BonusAmerica. Stanford formed BonusAmerica Corporation (the "Company"), a California corporation, on October 23, 2003, for the purpose of acquiring the assets of the division of BonusAmerica from Stanford. On January 6, 2004, the Company acquired certain assets from Stanford, consisting primarily of receivables, inventories, property and equipment, and intangible assets, in exchange for the outstanding common stock of BonusAmerica. No liabilities were assumed by the Company. The assets acquired are reported at their historical bases since the acquisition is among entities under common control. As a result of the recapitalization, the capital structure of the consolidated entity, being the capital structure of Longbow, is different from that appearing in the financial statements of BonusAmerica in earlier periods.

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

On May 12, 2004, Longbow changed its name to BonusAmerica Worldwide Corp. and on June 6, 2006, changed its name to Asia Global Holdings Corp.

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

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The results of the Company's new subsidiaries, Sino Trade - Intelligent Development Corp. (“Sino-Trade”), Limited and Wah Mau Corporate Planning Development (Shenzhen) Company Limited (“Wah Mau”) are included since their respective dates of incorporation / establishment.

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

Revenue recognition - The Company recognizes revenue from product sales and business to business wholesale transactions at the time of shipment. Revenues from database rentals are recorded at the time the services are provided so long as the services are defined and communicated in writing, the price is fixed and determinable, no other obligations of the Company exist to the customer and the amounts are collectible. Revenues from media and advertising sales are recognized in the period the performance of media coverage and advertising events to be launched for the customer’s product promotion is provided.

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

Recent Accounting Pronouncements - The Financial Accounting Standards Board issued the following recent accounting pronouncements:

In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies (small business issuers) for interim or annual periods beginning after December 15, 2005. SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The Company adopted the new standard as of January 1, 2006. Based on the Company’s evaluation of the adoption of the new standard, the Company believes that it could have a significant impact to the Company’s financial position and overall results of operations depending on the number of stock options granted in a given year.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for fiscal periods beginning after December 15, 2005 and is not expected to have a significant impact on the Company’s financial statements.

NOTE 2 - SEGMENT INFORMATION

The primary operating segment of the Company for 2005 was advertising and list rentals which generated 98% of the Company's revenues (2004: 47%). The primary operating segment of the Company for 2004 was product sales which generated approximately 53% (2005: 2%) of the Company's revenues. The allocation of those administrative cost are based on “cause-and-effect” matching on the incurrence of such cost and the directly attributable effect of such cost to the relevant business segment. If there is no basis for the application of allocating those incurred cost and interest expenses to any specific segment, such cost would be regarded as corporate general and administrative expenses.

Segment information is as follows as of and for years ended December 31:

2005	Product sales	Advertising and list rentals	Total
Total revenues	$43,071	$2,145,571	$2,188,642
Income (loss) before income taxes	(116,101)	(156,531)	(272,632)
Total assets	-	2,360,860	2,360,860

2004	Product sales	Advertising and list rentals	Total
Total revenues	$2,351,628	$2,113,906	$4,465,534
Income (loss) before income taxes	(280,622)	873,829	593,207
Total assets	862,334	1,768,217	2,630,551

The Company’s geographic information based on the financial information used in the preparation of its financial statements is as follows:

2005	US	Hong Kong	PRC
Revenues
Product sales	$43,071	$-	$-
Advertising and list rentals	353,848	1,655,109	136,614
Long-lived assets	26,282	47,320	24,079

2004	US	Hong Kong	PRC
Revenues
Product sales	$2,351,628	$-	$-
Advertising and list rentals	510,402	1,391,375	212,129
Long-lived assets	66,980	390,535	14,802

NOTE 3 - RESTRICTED CASH

BonusAmerica maintains a cash reserve in the amount of $20,000) with a bank, which is restricted as to use as a requirement of the Company's merchant (credit card) account.

The Company’s wholly-owned subsidiary, Sino-Trade, maintains a pledged fixed deposit bearing interest at 3.4% as required per its bank financing agreement (See Note 8).

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Computers and office equipment	$240,080
Furniture and fixtures	55,151
Leasehold improvements	18,522
313,753
Less accumulated depreciation	(216,072)
$97,681

NOTE 5 - INCOME TAXES

Provision for income taxes and income taxes payable. Provision for income taxes includes (i) minimum franchise taxes due in the State of California for 2005 of $800 (2004:$1,323) and (ii) Hong Kong profits tax of $108,968 (2004: $117,934) for the Company’s subsidiary operating in Hong Kong. Hong Kong profits tax rate was 17.5% (2004: 17.5%) on the subsidiary's estimated assessable profits arising in Hong Kong. A reconciliation of income before tax to the effective tax rate for the Hong Kong subsidiary follows:

	2005	2004
Income (loss) before tax	$408,364	$619,727
Tax at Hong Kong profits tax rate	71,464	108,452
Tax effect of non-assessable income and non-deductible expenses	5,395	9,482
Change in deferred tax	32,109	-
Tax effect of unrecognized tax loss	-	-
Tax charge for the period / year at the Company’s effective tax rate	108,968	117,934

The Company’s subsidiary operating in the PRC is subject to PRC Foreign Enterprise Income Tax at a rate of 15% (2004: 15%) on the subsidiary's assessable profits, based on existing PRC tax legislation, interpretations and practices in respect thereof. No provision for PRC Foreign Enterprise Income Tax has been made as the subsidiary did not have any assessable profits for 2005 and 2004.

Income taxes payable at December 31, 2005 consists of HK taxes of $194,793 and California minimum franchise taxes of $800.

Deferred taxation. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheet follows:

Deferred tax assets:
Federal net operating loss carryforwards (34%)	$189,288
State net operating loss carryforwards (8.84%)	49,215
Valuation allowance (42.84%)	(238,503)
Net deferred tax asset	-

Deferred tax liabilities:
Depreciation	32,109

Net deferred tax liability	$32,109

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a 100% valuation allowance.

The valuation allowance for 2005 increased approximately $160,000 from 2004, primarily representing the effect of net operating loss carryforwards of approximately $557,000 for both federal and state income tax purposes, which expire through 2025 and 2010, respectively. The Company has fully reserved against its deferred tax asset, as it does not believe realization is likely. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s federal net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

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

Settlement of Note Receivable and Note Payable to Related Party. Since inception, the Company’s former director and officer and Archer Pacific Management Inc., an affiliate one of our former directors and officers, advanced to us several demand loans in the total sum of $158,516, which were used for organizational and start-up costs and operating capital. On June 30, 2004, we entered into an assignment agreement with each of the parties pursuant to which we assigned a $25,000 and a $160,000 note receivable, respectively, in settlement of such interest- free, demand loans. The excess of the receivable assigned to amounts due of $26,483 was recorded as interest expense in 2004.

NOTE 8 - BANK LOAN

The Company obtained banking facilities with a financial institution in Hong Kong that included a term loan of $256,410 (HKD2,000,000), various letters of credit (HKD3,000,000), trust receipt (HKD1,000,000) and overdraft protection (HKD200,000). The aggregate outstanding facilities under the agreement that the Company may have for all facilities excluding the term loan is HKD$4,200,000. As of December 31, 2005, the Company had outstanding a term loan of $227,920 and bank overdraft of $411. The term loan is payable in 36 equal monthly installments plus accrued interest at HKD Prime Rate (7.75% at December 31, 2005). The letters of credit have a maximum term of six months and the trust receipt has a maximum term of ninety days subject to interest at 0.5% per annum over the HK Prime Rate. The bank overdraft is subject to interest at 1.0% per annum over the HK Prime Rate. The banking facilities are personally guaranteed by the Company's President and Chief Executive Officer and secured by the pledged fixed deposit of $259,365 (HKD2,023,047). (See Note 3)

Future minimum payments in the aggregate for Company’s debt for each of the five years following December 31, 2005 is as follows: 2006: $186,112; 2007: $85,471; 2008: $56,978; 2009-2010: $-.

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

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to year end, the Company issued 1,950,000 unrestricted shares of common stock for services rendered relating to management services, business advisory, and legal and professional services. The shares were issued under the Company’s Registration Statement on Form S-8 relating to the registration of the Company's 2005 Non-Qualified Incentive Stock Compensation Plan as filed with the SEC on January 9, 2006.

NOTE 11 - RESTATEMENT TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the comments from the Securities and Exchange Commission, the Company amended the consolidated statements of operations for the year ended December 31, 2004 and extended Note 1 to the consolidated financial statements to provide additional information regarding the recapitalization of the Company as a result of a reverse acquisition in 2004. The restatement was made to retroactively reflect the weighted average number of shares outstanding for 2004. The effect of the restatement was to decrease weighted average common shares outstanding and increase earnings per share. The restatement had no effect on total stockholders equity or net income in the accompanying financial statements. The following table presents the effects of the aforementioned amendments to the basic and fully diluted earnings per share.

	2004
	As restated	As previously reported
Weighted Average Common Shares Outstanding - Basic and Diluted	18,487,425	19,862,000
Earnings Per Share - Basic and Diluted	$0.03	$0.02

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this Form 10-KSB, as amended, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Compensation Table

	Annual Compensation		Compensation Awards
	Fiscal Year		Securities
	Ended	Salary	Underlying	All Other
Name and Principal Position	June 30	Compensation	Bonus	Options
Michael Mak	2005	$60,000	$—	$—
Chief Executive Officer and
Interim Chief Financial Officer	2004	60,000	—	—

John A. Leper	2005	35,000	—	—
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

		Shares
		Presently		Percentage
		Acquirable		of Class
		Within 60		Beneficially
Beneficial Owner	Shares	Days (1)	Total	Owned
Standford International Holding Corporation (2)	11,500,000	0	11,500,000	57.9%
Michael Mak (2)(3)(4)	11,500,000	0	11,500,000	57.9%
John A. Leper (3)(4)	0	0	0	0%
Ernest Cheung (5)	2,351,380	0	2,351,380	11.84%

All Officers and
Directors as a Group (2 persons)	11,500,000	0	11,500,000	57.9%

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

4.5	Demand Promissory Note in the principal amount of US$19,506.16, dated March 8, 2002 from the Company in favor of Fred Tse (Exhibit 4.4 to Form SB-2 filed with the Commission on April 25, 2002)

10.1	Assignment, dated June 30, 2004, between the Company and Archer Pacific Management Inc. (Exhibit 10.1 to Form 10Q-SB filed with the Commission on November 22, 2004).

10.2	Assignment, dated June 30, 2004, between the Company and Fred Tse (Exhibit 10.2 to Form 10Q-SB filed with the Commission on November 22, 2004).

10.3	Share Exchange Agreement (Exhibit 10.1 to Form 8-K filed with the Commission on March 9, 2004)

21	Subsidiaries List (filed herewith)

23.1	Consent of Registered Public Accounting Firm

24	Power of Attorney (filed herewith) (see signature page)

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

32.1	Certificate pursuant to 18 U.S.C. ss. 1350 for Michael Mak, Chief Executive Officer (filed herewith)

32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Michael Mak, Chief Financial Officer (filed herewith)

(b) Reports on Form 8-K.

No Form 8-Ks were filed for the fiscal year 2005.

ITEM 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Clancy and Co., P.L.L.C. and its Hong Kong affiliate, HLB Hodgson Impey Cheng (collectively, "Clancy") and the Company's former auditors, McKennon, Wilson & Morgan LLP ("MWM") for professional services rendered for the years ended December 31, 2005 and 2004:

	2005		2004
Service	Clancy	MWM	Clancy	MWM
Audit Fees	$130,000	$—	$128,000	$40,000

Audit Related
Fees	—	$2,525	—	—

Tax Fees	—	—	—	—

All Other Fees	—	—	—	—

TOTAL	$130,000	$2,525	$128,000	$40,000

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

ASIA GLOBAL HOLDINGS CORP.

/s/ Michael Mak
MICHAEL MAK, Chief Executive Officer (Principal executive officer)

/s/ Michael Mak
Dated: October 6, 2006	MICHAEL MAK, Chief Financial Officer (Principal financial officer)

In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on October 6, 2006.

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

Signature	Title

/s/ Michael Mak	Chief Executive Officer, Interim Chief Financial Officer (Principal executive officer and Director)
Michael Mak

/s/ John A. Leper	Secretary and Director
John A. Leper