Form 10QSB/A
period 2006-03-31
BONUSAMERICA WORLDWIDE CORP.
filed 2006-10-11
CIK 1171689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                FORM 10-QSB - A#1

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2006

|_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period ___________ to ___________

                        COMMISSION FILE NUMBER 333-64804

                           ASIA GLOBAL HOLDINGS CORP.
                (formerly known as BONUSAMERICA WORLDWIDE CORP.)
        (Exact name of small Business Issuer as specified in its charter)

           Nevada                                          75-3026459
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation or organization)

                              1601-1604 CRE Centre
                             889 Cheung Sha Wan Road
                               Kowloon, Hong Kong
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                (former address)
            834 S. Broadway, 5th Floor, Los Angeles, California 90014

                                 (213) 243-1505
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A-1 ("Form 10-QSB/A-1") is being filed as Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, which was originally filed with the Securities and Exchange Commission ("SEC") on May 15, 2006, (the "Original Filing"). We are filing this Amendment No. 1 for the following reasons:


      (i) to include Note 11 to the financial statements to describe the effects of the reclassification of an accounting reversal originally reported in other income and restated to be included in selling, general and administrative expenses;

      (ii) to expand our disclosures in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations;

      (iii) to update our disclosures in Item 4. Controls and Procedures;

      (iv) to amend Item 6. Exhibits to reflect our inclusion of updated Exhibits 31 and 32 for this filing; and

      (v)   to revise our risk factor discussion in Part II, Item 1a.

Other than the above specific items, there have been no other changes to the Original Filing.

   ASIA GLOBAL HOLDINGS CORP. (formerly known as BONUSAMERICA WORLDWIDE CORP.)
                                 FORM 10-QSB A#1
                          Quarter Ended March 31, 2006

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                         PAGE

Item 1.  Consolidated Financial Statements

         Condensed Consolidated Balance Sheet as March 31, 2006 (unaudited)             5

         Condensed Consolidated Statement of Operations for the Three Months
         Ended March 31, 2006 and March 31, 2005                                        6

         Condensed Consolidated Statement of Cash Flow for the Three Months
         Ended March 31, 2006 and March 31, 2005                                        7

         Notes to Consolidated Financial Statements                                     8

Item 2.  Management's Discussion and Analysis of Financial Condition or
         Plan of Operation                                                              11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     14

Item 4.  Controls and Procedures                                                        14

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                              15

Item 1A. Risk Factors                                                                   15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    23

Item 3.  Defaults Upon Senior Securities                                                23

Item 4.  Submission of Matters to a Vote of Security Holders                            23

Item 5.  Other Information                                                              23

Item 6.  Exhibits and Reports on Form 8-K                                               23

SIGNATURES                                                                              24

                   SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB, as amended, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

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

PART 1: FINANCIAL INFORMATION

 ASIA GLOBAL HOLDINGS CORP (formerly known as BonusAmerica Worldwide Corp.) and
                                  Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                       March 31, 2006   December 31, 2005
                                                        (unaudited)        (audited)
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
                                                          ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements

 ASIA GLOBAL HOLDINGS CORP (formerly known as BonusAmerica Worldwide Corp.) and
                                  Subsidiaries
      Condensed Consolidated Statement of Operations For the three months ended March 31, 2006 and 2005(unaudited)

                                                  Three Months Ended   Three Months Ended
                                                     March 31, 2006       March 31, 2005
Revenues:                                              (restated)
     Product sales                                                     $     14,675
     Advertising and list rentals                            395,618         645,267
                                                        ------------    ------------
Total revenues                                               395,618         659,942

Cost of revenues                                             (64,872)        (46,527)
                                                        ------------    ------------

Gross profit                                                 330,746         613,415

Selling, general and administrative expenses                (325,721)       (493,012)
Depreciation                                                 (11,965)        (34,967)
Amortization of intangible assets                            (69,824)        (74,698)
                                                        ------------    ------------

Operating income (loss)                                     (76,764)         10,738

Other income (expense)
     Other income                                              6,579           4,380
     Interest expenses                                        (6,731)             --
                                                        ------------    ------------
Total other income (expense)                                  (152)            4,380

Income (loss) before income taxes                            (76,916)         15,118

Provision for income taxes                                   (30,769)        (14,103)
                                                        ------------    ------------

Net income (loss)                                       $   (107,685)   $      1,015
                                                        ============    ============

Basic and diluted income (losses) per share             $      (0.00)   $       0.00
                                                        ============    ============

Basic and diluted weighted-average shares outstanding     21,502,000      19,862,000
                                                        ============    ============


The accompanying notes are an integral part of theses condensed consolidated financial statements

 ASIA GLOBAL HOLDINGS CORP (formerly known as BonusAmerica Worldwide Corp.) and
                                  Subsidiaries
         Condensed Consolidated Statements of Cash Flows For the three months ended March 31, 2006 and 2005 (unaudited)

                                                                Three Months Ended   Three Months Ended
                                                                   March 31, 2006       March 31, 2005
Cash flows from operating activities:
     Net income (loss)                                            $       (107,685)   $          1,015
     Adjustments to reconcile net income to net cash
        (used in) provided by operating activities:
            Common stock issued for services rendered, non cash            175,500                  --
            Depreciation and amortization                                   81,789             109,665
            Provision for income taxes                                      30,769              14,103
            Reversal of accrued expense                                    (49,550)                 -
 Changes in operating assets:
            Accounts receivable                                           (161,120)            318,368
            Inventories                                                         --              14,123
            Prepaid and other current assets                              (325,173)            (74,632)
            Accounts payable and accrued liabilities                       (20,088)            (35,071)
            Income tax                                                          --              (1,324)

                                                                  ----------------    ----------------
Net cash flows provided by (used in) operating activities                 (375,558)            346,247
                                                                  ----------------    ----------------

Cash flows from investing activities:
            Increase in restricted cash                                     (2,229)                 --
            Purchases of equipment                                              --              (2,327)
            Cash paid for intangible assets                                     --             (24,544)
                                                                  ----------------    ----------------
Net cash flows used in investing activities                                 (2,229)            (26,871)
                                                                  ----------------    ----------------

Cash flows from financing activities
            Bank overdraft                                                  23,145                  --
            Advances under letters of credit                                 1,378                  --
            Repayments of bank loan                                        (21,368)                 --
            Amounts due from (to) related parties                          341,290            (363,272)
                                                                  ----------------    ----------------
Net cash flows provided by (used in) financing activities                  344,445            (363,272)
                                                                  ----------------    ----------------

Net decrease in cash and cash equivalent                                   (33,342)            (43,896)

Effect of foreign currencies on cash flows                                     (41)               (256)

Cash and cash equivalent, beginning of period                               49,134              88,317
                                                                  ----------------    ----------------

Cash and cash equivalent, end of period                           $         15,751    $         44,165
                                                                  ================    ================


Supplemental non cash investing and financing activities:
   Common stock issued for services rendered                      $                            175,500


The accompanying notes are integral part of these condensed consolidated financial statements.

 ASIA GLOBAL HOLDINGS CORP (formerly known as BONUSAMERICA WORLDWIDE CORP.) AND
                                  SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BACKGROUND, BASIS OF PRESENTATION AND GOING CONCERN

Asia Global Holdings Corp (formerly known as BonusAmerica Worldwide Corp. (the "Company" or "AAGH"or "we") offers a suite of advertising and media services and products that meet the need of marketers and advertisers including Internet marketing, search engine marketing ("SEM"), email marketing and print advertising. We work closely with advertisers to implement integrated online and offline advertising and media solutions and manage campaign planning and execution. We are one of the few established providers of Internet marketing services and online advertising technology within the People's Republic of China ("PRC"). We sell our products and services worldwide from 5 sales locations in 3 countries to a consumer base in Asia, North America, Europe, and Canada.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2006. The interim financial statements should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006 and on October 10, 2006, as amended.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123-R, Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense. Effective January 1, 2006, AAGH adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective application method. Under this transition method, compensation expense includes the applicable amounts of: (a) compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in pro forma footnote disclosures), and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). Results for periods prior to January 1, 2006, have not been restated.

On June 7, 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections, a replacement of APB Opinion 20 and FASB Statement 3, ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. AAGH adopted SFAS 154 on January 1, 2006. The adoption had an impact to the Company's consolidated financial position, results of operations or cash flows.

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

NOTE 5 - SEGMENT AND GEOGRAPHIC INFORMATION

Segment information. For the three months ended March 31, 2006, the Company only operated in one segment, Media and Advertising, as defined by SFAS 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131").

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

Amounts due from related parties. Amounts due from related parties are unsecured, interest free and re-payable on demand.

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

NOTE 11 - RESTATEMENT AND CORRECTION OF AN ERROR

The accompanying consolidated statement of operations for the quarter ended March 31, 2006, has been restated to present an accounting reversal related to sales commission expenses as a component of selling, general and administrative expenses rather than other income, as previously reported. The restatement had no impact on income from continuing operations, net income, earnings per share (basic or diluted) or stockholders' equity.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following discussion should be read in conjunction with AAGH's unaudited condensed consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to AAGH's Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 17, 2006 and October 10, 2006, as amended.

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

Future Plan of Operations

We are a direct marketing, Internet commerce and media company formerly based in Los Angeles, California with operations in Hong Kong and China, which consists of Media and Advertising. Furthermore, we are moving forward with our plan to expand our efforts of seeking out high growth companies in emerging regions and markets for the purpose of acquisition.

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

During the three months ended March 31, 2006, we experienced a net loss of $107,685. We expect our position to improve over the next 12 months while at the same time we expect that expansion may result in losses as we invest more resources in further developing operations in China and Hong Kong. There can be no assurance that we will achieve or maintain profitability or that any revenue growth will take place in the future even if we do obtain the financing that we seek.

Results of Operations for the Three Months Ended March 31, 2006 and March 31,
2005

Revenues

During the three month period ended March 31, 2006, all of our revenue was generated from advertising and list rentals. Overall revenues decreased 40% from the comparable period in the previous year as a result of a significant reduction in sales in China and the U.S.

Total Revenue Three Months Ended March 31, 2006 and March 31, 2005

                               2006            2005        Variance
                             --------------------------------------------------------

Total Revenue                $   395,618   $   659,942     -$264,324        (-40%)

Online Retailing             $        --   $    14,675    - $ 14,675       (-100%)

Media & Advertising          $   395,618   $   645,267   - $ 249,649        (-38%)

Our Online Retailing segment posted no sales during 2006 as a result of our planned cut backs in this segment.

Our Media & Advertising segment had revenues of $395,618 in the three months ended March 31, 2006 as compared to $645,267 for the same period in 2005 representing a decrease of 38%. The decrease in revenues from this segment is attributed to significantly reduced sales in the US in this segment where we have reduced our overhead. US sales in this segment totaled only $22,000.

Cost of Sales

Cost of Sales Three Months Ended March 31, 2006 and March 31, 2005

                 2006      2005     Variance
                ----------------------------------------

Cost of Sales   $64,872   $46,527   $18,345       (39%)

Cost of sales for the three month period ended March 31, 2006 totaled $64,872 compared to $46,527 for the same period in 2005 representing an increase of 39%. The increase in cost of sales is attributed entirely to increases in the Advertising and Media segment in China and Hong Kong.

Administrative Expenses - Selling, general and administrative expenses Three Months Ended March 31, 2006 and March 31, 2005

                             2006          2005        Variance
                          -----------------------------------------------------
Administrative Expenses   $   325,721   $   493,012     -$167,291        (-34%)

Administrative Expenses for the three months ended March 31, 2006, for our US operations totaled $272,630 while administrative expenses associated with our Hong Kong and China operations totaled $53,091. Selling, general and administrative expenses primarily consisted of staffing costs, legal and professional fees, and a non-cash charge of $175,500 representing the fair value of common stock issued for management services, business advisory, and legal and professional services rendered. With the exception of staff reduction costs resulting from the scale-back in our online retailing US operations and our efforts to reduce our overall operating expenses through implementation of staff reduction costs in our Hong Kong and China operations, we expect administrative expenses to increase once we implement our business expansion plan, which will depend on the availability of future debt or equity financing. We expect legal and professional fees associated with adhering to the reporting requirements associated with being a US public company to remain relatively stable, but will increase significantly once we begin to implement internal controls and procedures to comply with the reporting requirements of the Sarbanes-Oxley Act of 2002, which we expect to begin implementing as soon as practicable.

Administrative Expenses for the three months ended March 31, 2005, for our US operations totaled $185,553 while administrative expenses associated with our Hong Kong and China operations totaled $307,459. Selling, general and administrative expenses primarily consisted of staffing costs, rental facilities costs, traveling costs, and legal and professional fees.

The decrease for the period over period represents a decrease in overall staffing costs of approximately $260,600, travel costs of $19,100, and rental facilities costs of $28,000, offset by an increase in legal and professional fees of approximately $15,300, the non-cash charge of $175,500 for common stock issued for services rendered and the reversal of a sales commission fees of $49,550 due to the reconstruction of our sales force in the PRC at the beginning of 2006.

Other income (expense)

Other income for both periods primarily presented includes fixed asset rental income of $4,350 which represents assets leased to Stanford International Holding Corporation, a related party, based on a reasonable and agreed upon charge that approximated 25% of the depreciation expense in 2004. The same percentage was used for 2005 since the agreement between the Company and Stanford included no agreed upon percentage. The remaining amounts included in other income are immaterial.

Other expense for 2006 represent interest expense incurred on our banking loans and was immaterial for the period.



Net Income/Loss

Net Income/Loss for the Three Months Ended March 31, 2006 and March 31, 2005

                                  2006               2005
                               -----------------------------

Net Income/Loss                -$ 107,685            $1,015

For the three month period ended March 31, 2006 we had a net loss of $107,685 compared to a net income of $1,015 for the same period in 2006. Losses from our US operations totaled for 2006 totaled $293,937 and (2005: $114,921) and Hong Kong and China operations generated a net income of $186,252 (2005: $115,936).


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

Liquidity and Capital Resources for the Three Month Period Ended March 31, 2006 and 2005

At March 31, 2006, our principal source of liquidity was cash and cash equivalents of $15,751.

Cash flows from operating activities

We experienced negative cash flows from operating activities for the three month period ended March 31, 2006, primarily resulting from a net loss offset by non-cash charges such as common stock issued for services, depreciation and amortization, and reversal of accrued expenses, and changes in operating activities accounts such as an increase in accounts receivable due to increased sales and an increase in cash paid for other current assets. Net cash flows generated from operating activities for the comparative period in 2005 primarily represents a reduction in net income offset by non-cash charges such as depreciation and amortization, a decrease in accounts receivable due to cash collections on outstanding balances, cash paid for other current assets and cash paid resulting in the reduction of outstanding liabilities from the preceding fourth quarter.

Cash flows from investing activities

Net cash flows used in investing activities for the first quarter of 2006 was immaterial and cash flows used in investing activities in 2005 consisted of cash paid for the acquisition of fixed and intangible assets.

Cash flows from operating activities

Net cash flows used in financing activities for both periods presented primarily consist of amounts advanced or repaid to related parties as well as other payments and or advances on our banking facilities.

Future liquidity needs

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

On a long-term basis and to implement our business expansion plans, our liquidity will be dependent on establishing and maintaining profitable operations, receipt of revenues, additional infusions of capital and additional financing. If necessary, we may raise capital through an equity or debt offering. The funds raised from this offering will be used to develop and execute our business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected. Additionally, we will have to significantly modify our plans.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the "Evaluation Date"). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Pursuant to SEC rules, we are required to implement the Statement of Financial Accounting Standards No.123 (revised 2004), "Share-Based Payment" ("SFAS 123R") starting in the first quarter of 2006. SFAS 123R requires us to measure compensation costs for all share-based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take compensation charges equal to that value. The method that we use to determine the fair value of stock options is based upon, among other things, the volatility of our ordinary shares. The price of our ordinary shares has historically been volatile. Therefore, the requirement to measure compensation costs for all share-based compensation under SFAS 123R could negatively affect our profitability and the trading price of our ordinary shares. SFAS 123R and the impact of expensing on our reported results could also limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the three months ended March 31, 2006, the closing sale prices of our ordinary shares on the Nasdaq National Market ranged from $0.031 to $0.27 per share and the closing sale price on May 12, 2006 was $0.1495 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our ordinary shares, regardless of our operating performance.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                                INDEX TO EXHIBITS
                                       OF
                           ASIA GLOBAL HOLDINGS CORP.

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

                              ASIA GLOBAL HOLDINGS CORP.

                                  (Registrant)

Date:  October 10, 2006       By:  /s/ Michael Mak
                                   --------------------------------------------
                                   Michael Mak, President