Form 10QSB
period 2006-09-30
ASIA GLOBAL HOLDINGS CORP.
filed 2006-11-20
CIK 1171689

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
 FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the quarterly period ended September 30, 2006

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of
1934 For the transition period ___________ to ___________

COMMISSION FILE NUMBER 333-64804

ASIA GLOBAL HOLDINGS CORP.
(Exact name of small Business Issuer as specified in its charter)

Nevada (State or other jurisdiction of Incorporation or organization)	75-3026459 (IRS Employer Identification No.)

1601-1604 CRE Centre
889 Cheung Sha Wan Road
Kowloon, Hong Kong

(Address of principal executive offices)

(213) 243-1503
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

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange) Yes ☐ No ☒

The number of shares outstanding of each of the Registrant's classes of common stock, as of September 30, 2006 was 29,862,000 shares, all of one class of $0.001 par value Common Stock.

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

PART 1: FINANCIAL INFORMATION
Asia Global Holdings Corp. and Subsidiaries
Condensed Consolidated Balance Sheet

	September 30, 2006 (Unaudited)	December 31, 2005 (audited)
ASSETS
Current assets
Cash and cash equivalents	$30,596	49,134
Restricted cash	414,894	279,365
Accounts receivable	2,959,167	586,090
Prepaid and other current assets	630,237	340,507
Amount due from related parties	111,654	461,460
Total current assets	4,146,548	1,716,556

Property, plant, and equipment, net	61,785	97,681
Intangible assets, net	337,151	546,623

Total assets	$4,545,484	2,360,860

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft, secured	$24,599	411
Secured bank loan - current portion	473,753	85,471
Letters of credit	253,654	100,641
Accounts payable and accrued liabilities	997,376	574,348
Income tax payable	240,995	194,793
Amounts due to related parties	3,599	6,401
Total current liabilities	1,993,976	962,065

Long-term liabilities
Secured bank loan	123,218	142,449
Deferred taxation	32,109	32,109
Total long-term liabilities	155,327	174,558

Total liabilities	2,149,303	1,136,623

Stockholders' equity
Preferred stock, $0.001 par value; Authorized 500,000 shares, Series A Convertible Preferred Stock	-	-

Common stock, $0.001 par value; 199,500,000 shares authorized:

Issued and outstanding:	29,862	19,862
9/30/06: 29,862,000
12/31/05: 19,862,000
Other comprehensive income	3,566	3,711
Additional paid-in capital	3,028,345	1,219,095
Retained earnings	(665,592)	(18,431)
Total stockholders' equity	2,396,181	1,224,237

Total liabilities and stockholders' equity	$4,545,484	2,360,860

See condensed notes to consolidated financial statements.

Asia Global Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2006 (Unaudited)	September 30, 2005 (Unaudited)	September 30, 2006 (Unaudited)	September 30, 2005 (Unaudited)
Revenues	2,017,736	408,222	3,602,564	1,717,547

Cost of revenues	(632,885)	(145,913)	(1,040,203)	(359,071)

Gross profit	1,384,851	262,309	2,562,361	1,358,476

Selling, general and administrative expenses	(1,992,763)	(181,748)	(2,645,111)	(923,095)
Depreciation and amortization	(81,787)	(108,074)	(245,366)	(326,249)

Operating income (loss)	(689,699)	(27,513)	(328,116)	109,132

Other income (expense)
Other income	6,981	8,947	20,475	23,545
Interest expenses	(10,925)	-	(27,648)	-
Total other income (expense)	(3,944)	8,947	(7,173)	23,545

Income (loss) before income taxes	(693,643)	(18,566)	(335,289)	132,677

Provision for income taxes	(181,410)	(4,473)	(311,872)	(83,447)

Net income (loss)	$(875,053)	$(23,039)	$(647,161)	$49,230

Basic and diluted income (loss) per share:	$(0.03)	$-	$(0.03)	$-

Basic and diluted weighted average shares outstanding	25,225,043	19,862,000	22,893,934	19,862,000

See condensed notes to consolidated financial statements.

Asia Global Holdings Corp. and Subsidiaries
Condensed Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30,2006 (Unaudited)	September 30,2005 (Unaudited)
Cash flows from operating activities:
Net income (loss)	$(647,161)	$49,230
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Common stock issued for services rendered	1,819,250	-
Depreciation and amortization	245,366	326,249
Loss on disposal of property, plant and equipment	-	5,596
Provision for income taxes	311,872	83,447
Changes in operating assets:
Accounts receivable	(2,373,077)	10,186
Inventories	-	118,556
Prepaid and other current assets	(289,730)	(125,967)
Accounts payable and accrued liabilities	423,028	25,594
Income taxes	(265,670)	(1,324)
Net cash (used in) provided by operating activities	(776,122)	491,567

Cash flows from investing activities:
Increase in restricted cash	(135,529)	(257,085)
Purchases of equipment	-	-
Cash paid for intangible assets	-	(83,038)
Net cash used in investing activities	(135,529)	(340,123)

Cash flows from financing activities:
Bank overdraft	24,188	25,347
Advances under letters of credit	153,013	-
New bank loan raised	714,093	256,410
Repayments of bank loan	(345,042)	(7,122)
Loan from a director	-	(301,025)
Repayment(Advance) to related parties	347,004	(211,936)
Amounts due from (to) related parties	-	-
Net cash provided by (used in) financing activities	893,256	(238,326)

Net decrease in cash and cash equivalents	(18,395)	(86,882)

Effect of foreign currencies on cash flows	(143)	4,586

Cash and cash equivalents, beginning of period	49,134	88,317

Cash and cash equivalents, end of period	$30,596	$6,021

See condensed notes to consolidated financial statements.

Asia Global Holdings Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

NOTE 1 - BACKGROUND, BASIS OF PRESENTATION AND GOING CONCERN

On June 6, 2006, Asia Global Holdings Corp. (the "Company" or " AAGH " or "we"), formerly known as BonusAmerica Worldwide Corp., filed a Certificate of Amendment with the Secretary of State of Nevada effectuating a name change of the Company from “BonusAmerica Worldwide Corp.” to “Asia Global Holdings Corp.”. On July 6, 2006 the Company filed a request with the National Association of Securities Dealers to change its name and symbol. The change of name and new symbol became effective on July 17, 2006. The Company's new trading symbol is AAGH. Effective July 17, 2006, the Company has relocated its headquarters from “834 S. Broadway, 5th Floor, Los Angeles, California” to “1601-1604 CRE Centre 889 Cheung Sha Wan Road, Kowloon, Hong Kong”.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2006. The interim financial statements should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006 and October 10, 2006, as amended.

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

NOTE 2 - EARNINGS PER SHARE

Basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, for which there were none. For all periods presented, the Company's basic and diluted net income (loss) per share is the same.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. The Company is currently evaluating the potential impact this standard may have its consolidated financial position, cash flows and results of operations, but does not believe the impact of the adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. The Company will apply the provisions of SAB 108 to its annual financial statements for the year ending December 31, 2006. The Company has evaluated the potential impact of SAB 108 and does not believe the impact of the application of this guidance will be material to its consolidated financial position, cash flows and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4 - CONCENTRATIONS OF CREDIT RISK

•
Supplier risk - As of September 30, 2006, the Company had three vendors that each accounted for more than 10% of trade payables. If these vendors were unavailable to provide services in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition could be materially adversely affected.

•
Revenues and account receivable - A majority of the Company’s revenues are generated by a few customers. If the Company was unable to obtain other customers, the Company's business, operating results and financial condition would be materially adversely affected.

NOTE 5 - GEOGRAPHIC INFORMATION

Geographic information.
The Company operates primarily in the United States, Hong Kong, and China. The Company's geographic sales as a percent of total revenue are as follows:

	Nine months ended	Nine months ended
	September, 30 2006	September 30, 2005
United States	1%	3%
Hong Kong	99%	21%
China	-	76%

NOTE 6 - RESTRICTED CASH

The Company maintains a cash reserve in the amount of $20,000 with a bank, which is restricted as to use as a requirement of the Company's merchant (credit card) account. The Company's wholly-owned subsidiary, Sino-Trade, maintains a pledged fixed deposit bearing interest ranging from 3.5% to 3.95% as required per its bank financing agreements.

NOTE 7 - INCOME TAXES

As of September 30, 2006, our deferred tax assets are fully offset by a valuation allowance. The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not.

Provision for income taxes represents Hong Kong profits tax of $311,872 (2005: $83,447) for the Company's subsidiary operating in Hong Kong. Hong Kong profits tax rate was 17.5% on the subsidiary's estimated assessable profits arising in Hong Kong.

The Company's subsidiary operating in the PRC is subject to PRC Foreign Enterprise Income Tax at a rate of 15% on the subsidiary's assessable profits, based on existing PRC tax legislation, interpretations and practices in respect thereof. No provision for PRC Foreign Enterprise Income Tax has been made as the subsidiary did not have any assessable profits for the nine months ended September 30, 2006 and 2005.

Income taxes payable at September 30, 2006 consists of Hong Kong taxes payable of $240,995.

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

Letter of credit. The Company’s subsidiary operating in Hong Kong is committed under certain letters of credit and other trust receipt loans issued by DBS Bank (Hong Kong) Ltd and Public Bank (Hong Kong) Ltd totaling $253,654 expiring through October and December 2006 respectively.

Bank loans. The Company’s subsidiary operating in Hong Kong is committed under certain secured bank term loans bearing interest at the rates ranging from 7% to 8.75% at September 30, 2006, payable in monthly installments until paid in full. As of September 30, 2006, total amounts outstanding under bank loans was $596,971. Future commitments for the next 12 months subsequent to the balance sheet date are as follows: 2007: $473,753; 2008: $123,218.

Capital commitment. The Company’s subsidiary operating in Hong Kong committed to purchasing a printing factory, Tung Sing Printing Factory, in China with a purchase contract price of $641,026. The purchase was expected to be completed on November 15, 2006. A deposit of $435,897 was paid as of September 30, 2006 with a balance of $205,129 is due on completion no later than November 15, 2006. Certain obligations that were to be fulfilled by the seller before November 15, 2006 for the purchase of the printing factory to be complete were unfulfilled as of the November 15, 2006 deadline. We had previously issued notice to the selling company indicating that if all obligations were not met by November 15, 2006 that we demand a refund of the deposit and cancel the transaction. Given that the obligations were not met, the purchase of the printing factory has now been cancelled and the refund of the deposit has been demanded. We expect to receive a refund of the entire deposit amount of $435,897 within the final quarter of this year therefore.

Operating leases. The Company's subsidiaries operating in Hong Kong is rent free and the PRC are committed under a non-cancelable operating lease with terms of two years with fixed monthly rentals and expiring through June 2008. None of the leases included contingent rentals. Lease expense charged to operations for the three and nine months ended September 30, 2006 amounted to approximately $2,970 and $14,566, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

Amounts due from related parties. Amounts due from related parties are unsecured, interest free and re-payable on demand and represent amounts due from entities under common control of the CEO/CFO of this Company totaling $111,654.

Amounts due to related parties. Amounts due to related parties of $3,599 is attributed to amounts payable to a director and officer for accrued expenses incurred in the ordinary course of business.

Fixed assets rentals. On February 20, 2004, the Company agreed to lease property and equipment to Stanford based on a reasonable and agreed upon charge. During the three and nine months ended September 30, 2006 and 2005, fixed asset rental income was $4,350 (2005: $13,050), and is included in the consolidated statement of operations as other income.

Employment Agreement. On August 18, 2006, the Company entered into an employment agreement with its President and CEO, Michael Mak, for an initial term of five years renewable for an additional five-year period unless proper notice if give by either party not to renew. Compensation includes (i) a base salary is $60,000 per year, (ii) a signing bonus of 2,000,000 shares of restricted common stock payable upon execution of the agreement, subject to certain other terms and conditions, and (iii) a stock award of 500,000 shares of the Company’s Series A Convertible Preferred Stock, convertible at 1 preferred share to 200 shares of common stock, payable upon execution of the agreement. Other terms and conditions apply as detailed in the Employment Agreement. (See Note 10)

As of the date of this filing, neither the common stock nor the preferred stock have been issued.

NOTE 10 - STOCKHOLDERS' EQUITY

Preferred stock authorized.

During the quarter ended September 30, 2006, the Company created a class of non-dilutable preferred stock, 500,000 shares of $0.001 par value preferred stock, designated as Series A Convertible Preferred Stock and filed a “Certificate of Designation” with the State of Nevada to establish the voting powers, designations, preferences, limitations, restrictions and relative rights of the Preferred Stock. Holders of the Series A Preferred Stock shall be entitled to receive dividends or other distributions with the holders of Common Stock on an as converted basis when, as, and when declared by the Directors of the Corporation. Each Series A Preferred Stock stockholder who desires to convert into the Corporation’s Common Stock must provide a ten (10) day written notice to the Corporation of its intent to convert one or more shares of Series A Preferred Stock into Common Stock at a conversion rate of 200 Common Stock Shares for every one (1) Series A Preferred Share. The Corporation may, in its sole discretion, wave the ten (10) day written notice requirement and allow for the immediate exercise to the right to convert. Holders of the Series A Preferred shall have the right to vote upon any matter submitted to the stockholders for a vote pursuant to the Certificate of Designation of the Rights and Preferences of the Seres A Convertible Preferred Stock. Refer to Form 8-K filed with the Commission on October 27, 2006 for further information.

Pursuant to an Employment Agreement dated August 18, 2006, all 500,000 shares are to be issued to the Company’s President and CEO as part of a compensation package per the agreement. (See Note 9)

Common stock authorized.

During the quarter ended September 30, 2006, the Company filed an amendment to its articles of incorporation with the State of Nevada to increase its authorized capital from 75,000,000 shares of $0.001 par value common stock to 200,000,000 shares of $0.001 par value common stock.

Common stock issued.

During the nine months ended September 30, 2006, the Company issued 10,000,000 unrestricted shares of common stock for services rendered relating to management services, business advisory, and legal and professional services valued at the fair market value on the date of issuance. The shares were issued under the Company's Registration Statement on Form S-8 relating to the registration of the Company's 2005 Non-Qualified Incentive Stock Compensation Plan as filed with the SEC on January 9, 2006

NOTE 11 - SUBSEQUENT EVENTS

On October 19, 2006 the Company entered into management agreements with several individuals. The payment to each consultant or employee was made with shares of common stock from the 2006 Non-Qualified Incentive Stock Compensation Plan filed on Form S-8 with the SEC on October 27, 2006. The Company issued, under its Registration Statement on Form S-8 relating to the registration of the Company's 2006 Non-Qualified Incentive Stock Compensation Plan, 25,000,000 unrestricted shares of common stock for services rendered relating to management services, business advisory, and legal and professional services valued at the fair market value on the date of issuance.

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

We are further establishing our media and advertising division by expanding our client base and working with our existing clients to increase printed advertising in a quarterly industrial magazine and direct mailing services.

We are one of the few established providers of Internet marketing services and online advertising technology within the People's Republic of China ("PRC"). We sell our products and services worldwide from 3 sales locations in 3 countries to a consumer base in Asia, North America, Europe, and Canada.

Future Plan of Operations

We plan to continue to grow our media and advertising business in China and Hong Kong. We also plan to expand our business through the acquisition of high growth businesses and projects in China and possibly other emerging regions and markets~~.~~

We are in the process of seeking additional financing to forward our business plan, but have not entered into any agreements to obtain such financing. There is no assurance that such financing will be available, or if available, that such financing will be available on reasonable terms. Even if we do obtain such financing, there is no assurance that we will be able to generate profitable operations.

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

Results of Operations by Segment for the Three and Nine Month Periods Ended September 30, 2006 and September 30, 2005

	3 months ended September 30			9 months ended September 30
	2006	2005		2006	2005

Revenues	2,017,736	408,222	+394%	3,602,564	1,717,547	+110%
Online Retailing	0	2,094		0	43,071
Media & Advertising	2,017,736	406,128		3,602,564	1,674,476

Cost of Sales	632,885	145,913	+334%	1,040,203	359,071	+190%
Online Retailing	0	6,383		0	125,327
Media & Advertising	632,885	139,530		1,040,203	233,744

Administrative Expenses	1,992,763	181,748	+1011%	2,645,111	923,095	+193%
Online Retailing	0	9,989		0	45,767
Media & Advertising	1,992,763	171,759		2,694,659	877,328

Net Income/Loss	(875,053)	(23,039)	+3698%	(647,161)	49,230	-1415%
Online Retailing	0	(20,674)		0	(148,198)
Media & Advertising	(875,053)	(2,365)		(647,161)	197,428

Revenues

Overall revenues for the three and nine month periods ended September 30, 2006 increased 394% and 110%, respectively, from the comparable periods in the previous year. Increases in revenues are attributable to increased Media & Advertising sales in Hong Kong and China resulting from an increased number of sales agencies selling our services. All of our revenue was generated from our Media & Advertising business for the three and nine month periods ended September 30, 2006. Our Online Retailing segment posted no sales during 2006 as a result of our planned cut backs in this segment.

Cost of Sales

Cost of sales for the three and nine month periods ended September 30, 2006, increased $486,972 and $681,132, respectively, due to increased printing and distribution costs resulting from increased sales of printed advertising.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine months ended September 30, 2006, increased 1011% and 193%, respectively. Increases are primarily attributable to a non-cash charge of $1,819,250 representing the fair value of common stock issued for management services, business advisory, and legal and professional services rendered. Increases in normal operating expenses are mainly attributable to increases in promotional spending for exhibitions and advertising for the purposes of obtaining new clients for our Advertising & Media services. We’ve lowered employment fees and related overhead as a result of shifting some sales from in-house sales personnel to outside agents. Selling, general and administrative expenses primarily consisted of staffing costs, legal and professional fees, and the non-cash charge of $1,819,250 representing the fair value of common stock issued for management services, business advisory, and legal and professional services rendered. With the exception of staff reduction costs resulting from the scale-back in our online retailing US operations and our efforts to reduce our overall operating expenses through implementation of staff reduction costs in our Hong Kong and China operations, we expect administrative expenses to increase once we implement our business expansion plan, which will depend on the availability of future debt or equity financing. We expect legal and professional fees associated with adhering to the reporting requirements associated with being a US public company to remain relatively stable, but will increase significantly once we begin to implement internal controls and procedures to comply with the reporting requirements of the Sarbanes-Oxley Act of 2002, which we expect to begin implementing as soon as practicable.

Other income (expense)

Other income for both the three and nine months period ended September 30, 2006 and 2005, primarily includes fixed asset rental income of $4,350 and $13,050, respectively, which represents assets leased to Stanford International Holding Corporation, a related party, based on a reasonable and agreed upon charge. that approximated 25% of the depreciation expense in 2004. Other expense for both periods presented represents interest expense incurred on our banking loans.

Net Income/Loss

During the three and nine months ended September 30, 2006 we experienced net losses of $875,053 and $647,161, respectively. The profit before provision for income tax generated from the China market in the three months ended September 30, 2006, was $1,022,005. However, fees in the sum of $1,643,750 paid in S-8 shares, not cash, to management consultants in the 3rd Quarter greatly eroded the normal business operation results and brought about a net loss before provision of income tax of $693,643 for the three months ended September 30, 2006. Nevertheless, since the consulting fees were settled in the form of issuance of common stock, there was no effect to the cash flow in the said period.

The increase in profits from normal business operation is directly related increased sales and profit in the media & advertising segment in China and Hong Kong while controlling expenses. We expect our position to continue to improve over the next 12 months while at the same time we expect that expansion may result in losses as we invest more resources in further developing operations in China and Hong Kong. There can be no assurance that we will achieve or maintain profitability or that any revenue growth will take place in the future even if we do obtain the financing that we seek.

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

Liquidity and Capital Resources for the Three Month Period Ended March 31, 2006 and 2005

At September 30, 2006, our principal source of liquidity was cash and cash equivalents of $30,596 and working capital was $2,152,572. We expect we will need additional external financing to implement our business expansion plan, however, there is no assurance of the availability of funds on acceptable terms or if at all.

Cash flows from operating activities

We experienced negative cash flows from operating activities for the nine month period ended September 30, 2006, primarily resulting from a net loss offset by non-cash charges such as common stock issued for services, depreciation and amortization, and reversal of accrued expenses, and changes in operating activities accounts such as an increase in accounts receivable due to increased sales and an increase in cash paid for other current assets. Net cash flows generated from operating activities for the comparative period in 2005 primarily represents a reduction in net income offset by non-cash charges such as depreciation and amortization, a decrease in accounts receivable due to cash collections on outstanding balances, cash paid for other current assets and cash paid resulting in the reduction of outstanding liabilities from the preceding fourth quarter.

Like the previous quarters of 2006, the business for the 3rd Quarter 2006 was mainly produced in the China market through Sino Trade, the Company’s subsidiary in China. The revenue and the profit before provision for income tax generated from the China market in the three months ended September 30, 2006 were $2,017,735 and $1,022,005, respectively. However, fees in the sum of $1,643,750 paid in S-8 shares, not cash, to management consultants in the 3rd Quarter greatly eroded the above-mentioned normal business operation results and brought about a net loss before provision of income tax of $693,643 for the three months ended September 30, 2006. Nevertheless, since the consulting fees were settled in the form of issuance of common stock, there was no effect to the cash flow in the said period.

Cash flows from investing activities

Net cash flows used in investing activities for the first nine months of 2006 was mainly for pledged bank deposit and cash flows used in investing activities in 2005 consisted of cash paid for the acquisition of fixed and intangible assets.

Cash flows from operating activities

Net cash flows used in financing activities for both periods presented primarily consist of amounts advanced or repaid to related parties as well as other payments and / or advances on our banking facilities.

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

Off-Balance Sheet Arrangements

At September 30, 2006, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended September 30, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

ITEM 1A. RISK FACTORS

Risks Related to BonusAmerica Worldwide Corporation

We may not be able to sustain our profitability.

We were unable to achieved profitability in accordance with generally accepted accounting principles in the United States, or GAAP, for the quarter ended September 30, 2006 and we may be unable to achieve profitability in the future. We incurred net losses of $875,053 for the three months ended September 30, 2006.* Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis in the future.

* - Fees in the sum of $1,643,750 paid in S-8 shares, not cash, to management consultants in the 3rd Quarter greatly eroded the normal business operation results and brought about a net loss before provision of income tax of $693,643 for the three months ended September 30, 2006. Nevertheless, since the consulting fees were settled in the form of issuance of common stock, there was no effect to the cash flow in the said period.

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

Our international operations face legal and cultural challenges and subject us to additional risks. We have operations in a number of international markets, including Asia, United States, Europe and Canada, and we currently derive substantially all of our revenues from non-U.S. markets. To date, we have limited experience in marketing, selling and distributing our solutions internationally. Our international operations are subject to other risks, including:

o changes in regulatory requirements;

o reduced protection for intellectual property rights in some countries;

o potentially adverse tax consequences and restrictions on cash flow resulting from, among other things:

☒ local statutory liquidity requirements for businesses operating in certain foreign countries; |X| the need to maintain cash balances to meet short-term capital requirements; |X| operations in foreign countries with higher tax rates than the United States; |X| the inability to utilize certain foreign tax credits; and |X| the inability to utilize some or all of our losses generated in one or more foreign countries;

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

The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the three months ended September 30, 2006, the prices of our ordinary shares on the Nasdaq Bulletin Board Market ranged from $0.075 to $0.35 per share and the closing sale price on November 15, 2006 was $0.101 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our ordinary shares, regardless of our operating performance.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 17, 2006, the Shareholders ratified the Board of Director’s actions to create 500,000 shares of Series A Convertible Preferred Stock. (Form 8-K filed with the Commission on October 27, 2006)

On August 18, 2006, the Shareholders ratified the Board of Director’s actions to offer Chief Executive Officer and President, Michael Mak, an Employment Agreement. (Form 8-K filed with the Commission on October 27, 2006)

On October 19, 2006, the Shareholders ratified the Board of Director’s actions taken to issue S-8 shares from the Non-Qualified Incentive Stock Compensation Plan 2006 (Form S-8 filed with the Commission on October 27, 2006) in the amount of 25,000,000 shares.

On October 19, 2006, the Shareholders ratified the Board of Director’s actions taken to enter into 12 management agreements with consultants, in consideration of the consultant’s services, each will be issued a determined amount of S-8 shares pursuant to their management agreements. (Form 8-K filed with the Commission on November 3, 2006).

On October 25, 2006, the Shareholders ratified the Board of Director's actions taken to file a new Non-Qualified Incentive Stock Compensation Plan 2006 (Form S-8 filed with the Commission on October 27, 2006) in the amount of 25,000,000 shares.

ITEM 5. OTHER INFORMATION

On September 13, 2006, the Company filed a Form 8-K stating it had filed with the Secretary of State of Nevada a Certificate of Amendment to the Articles of Incorporation stating the increase in total authorized shares of the Company from 75,000,000 at a par value of $0.001 to 200,000,000 at a par value of $0.001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

INDEX TO EXHIBITS
OF
ASIA GLOBAL HOLDINGS CORP.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32 Section 1350 Certification

(b) None.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA GLOBAL HOLDINGS CORP.

(Registrant)

Date: November 19, 2006	By:	/s/ Michael Mak
Michael Mak, President