Form 10KSB/A
period 2005-12-31
ASIA GLOBAL HOLDINGS CORP.
filed 2007-04-16
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-KSB / A#2

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

EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A-2 ("Form 10-KSB/A-2") is being filed as Amendment No. 2 to our Annual Report on Form 10-KSB for the year ended December 31, 2005, which was originally filed with the Securities and Exchange Commission ("SEC") on April 24, 2006, (the "Original Filing"). We are filing this Amendment No. 2 for the following reasons:

(i)	revise Part 1, Item 1a Risk Factors;

(ii)	to expand our disclosures in Part II, Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

(iii)	to expand our disclosures in Part II, Item 7. Financial Statements, under Note 2 to the financial statements;

(iv)	to expand our disclosures in Part II, Item 8A. Controls and Procedures;

(v)	to update Part III, Item 13. Exhibits and Reports on Form 8-K for inclusion of Exhibits 31 and 32 for this amended filing.

Other than the above specific items, there have been no other changes to the Original Filing.

Asia Global Holdings Corp. (formerly known as BonusAmerica Worldwide Corp.)

Annual Report on Form 10-KSB / A#2
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

Cost of Sales Online Retailing Segment

Cost of sales for our Online Retailing Segment were $126,002 representing 292% of our total segment revenue of $43,071for the twelve month period ended December 31, 2005 as compared to $1,319,206, representing 56% of total segment revenue of $2,351,628 for the twelve month period ended December 31, 2004. The increase in cost of sales as a percentage of sales for the twelve month period ended December 31, 2005 is attributable to markdown discounted retail prices to move inventory in this segment.

Cost of Sales Media and Advertising Segment

Cost of sales for our Media and Adverting Segment were $443,706 representing 20% of our total segment revenue of $2,145,571for the twelve month period ended December 31, 2005 as compared to $107,138, representing 5% of total segment revenue of $2,113,906 for the twelve month period ended December 31, 2004. The increase in cost of sales as a percentage of sales for the twelve month period ended December 31, 2005 is attributable to increased sales commissions which were incurred as a trade-off for fixed overhead administrative expenses for on-staff sales force which we cut back.
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

Administrative Expenses Online Retailing

Administrative expenses for our Online Retailing Segment were $63,980 representing 148% of our total segment revenue of $43,071 for the twelve month period ended December 31, 2005 as compared to $1,005,815, 43% of total segment revenue of $2,351,628 for the twelve month period ended December 31, 2004. The increase in administrative expenses as a percentage of sales for the twelve month period ended December 31, 2005 is attributable to significantly lower sales. Even though we had reductions in personnel and promotional spending in our online retailing segment the significant reduction in sales still resulted in expenses being a large percentage compared to segment revenue.

Administrative Expenses Media and Advertising

Administrative expenses for our Media and Adverting Segment were $1,177,733 representing 55% of our total segment revenue of $2,145,571 for the twelve month period ended December 31, 2005 as compared to $1,162,352, 55% of total segment revenue of $2,113,906 for the twelve month period ended December 31, 2004.

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

Liquidity and Capital Resources for the Twelve Month Period Ended December 31, 2005 and 2004

Cash flows from operating activities

We experienced positive cash flows provided by operations in the amount of $779,475 for the twelve month period ended December 31, 2005, primarily due to a net loss from operations of $382,400 offset by non-cash charges such as depreciation and amortization of $416,014, Impairment loss of property, plant and equipment due to the write off of leasehold improvement in our Kowloon, Hong Kong office, and changes in operating assets such as a decrease in accounts receivable of $503,622 due to resulting cash collections and increases in other current assets of $252,376 primarily due to agreements signed and deposits paid for services to do 9 exhibitions in the People’s Republic of China (“PRC”) and a deposit for the acquisition of a printing factory located in the PRC.

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

ASIA GLOBAL HOLDINGS CORP.
(formerly known as BonusAmerica Worldwide Corp.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Revenues:
Product sales	$43,071	$2,351,628
Advertising and list rentals	2,145,571	2,113,906
Total revenues	2,188,642	4,465,534

Cost of revenues	(569,708)	(1,426,344)

Gross profit	1,618,934	3,039,190

Selling, general and administrative expenses	(1,241,713)	(2,168,167)
Impairment loss of property, plant and equipment	(266,833)	-
Depreciation	(109,867)	(69,674)
Amortization of intangible assets	(306,147)	(209,735)
Operating (loss)/income	(305,626)	591,614

Other income (expense)
Other income	43,427	28,806
Interest expense	(10,433)	(27,213)
Total other income	32,994	1,593

(Loss)/income before income taxes	(272,632)	593,207

Provision for income taxes	(109,768)	(119,257)

Net income (loss)	$(382,400)	$473,950

Basic and diluted earnings (loss) per share (Note 11)	$(0.02)	$0.03
		(restated )

Basic and diluted weighted-average shares outstanding (Note 11)	19,862,000	18,487,425
		(restated )

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

ASIA GLOBAL HOLDINGS CORP.
(formerly known as BonusAmerica Worldwide Corp.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Cash flows from operating activities
Net income (loss)	$(382,400)	$473,950
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest expense, non-cash	-	26,483
Depreciation and amortization	416,014	279,409
Impairment loss of property, plant and equipment	266,833	-
Provision for income taxes	108,968	119,257
Provision for inventory obsolescence	22,861	-
Changes in operating assets:
Accounts receivables	503,622	(978,722)
Inventories	95,695	135,614
Prepayments and other current assets	(252,376)	(88,131)
Accounts payable and accrued liabilities	258	563,999
Amounts payable to related parties	(29,368)	34,103
Net cash flows provided by operating activities	750,107	565,962

Cash flows from investing activities
Advances to related parties	(461,460)	-
(Increase)/decrease in restricted cash	(259,365)	30,000
Purchases of equipment	(2,064)	(446,580)
Cash acquired in reverse acquisition	-	8,821
Cash paid for intangible assets	(99,252)	(621,384)
Net cash flows used in investing activities	(822,141)	(1,029,143)

Cash flows from financing activities
Bank overdraft	411	-
Advances under letters of credit	100,641	-
Drawdown of bank loan	256,410	-
Repayments of bank loan	(28,490)	-
Loan from (repayment to) a director	(299,359)	301,025
Repayments on note receivable-related party	-	250,000
Net cash flows provided by financing activities	29,613	551,025

Net increase (decrease) in cash and cash equivalents	(42,421)	87,844
Effect of foreign currencies on cash flows	3,238	473
Cash and cash equivalent, beginning of year	88,317	-
Cash and cash equivalent, end of year	$49,134	$88,317

Cash paid for:
Interest	$10,433	$27,213
Income taxes	$800	$800
Non-cash investing and financing activities:
Contribution of note receivable-related party	$-	$250,000

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

On May 12, 2004, Longbow changed its name to BonusAmerica Worldwide Corp. and on June 6, 2006, changed its name to Asia Global Holdings Corp.

During the year ended December 31, 2004, the Company established a new wholly-owned subsidiary in Hong Kong, namely, Sino Trade-Intelligent Development Corp., Limited, and a new wholly-owned subsidiary in the PRC, namely, Wah Mau Corporate Planning Development (Shenzhen) Company Limited ( see "Note"). The purpose of the new entities is to provide additional support to the Company's business to business trade operations in Hong Kong, the PRC and the United States . (Note: This is an English translation of the official Chinese name.)

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

Recent Accounting Pronouncements - The Financial Accounting Standards Board issued the following recent accounting pronouncements:

In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies (small business issuers) for interim or annual periods beginning after December 15, 2005. S FAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The Company adopted the new standard as of January 1, 2006. Based on the Company’s evaluation of the adoption of the new standard, the Company believes that it could have a significant impact to the Company’s financial position and overall results of operations depending on the number of stock options granted in a given year.

In May 2005, the FASB issued SFAS No. 154, “ Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154 ”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for fiscal periods beginning after December 15, 2005 and is not expected to have a significant impact on the Company’s financial statements.

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

Segment information is as follows as of and for years ended December 31:

2005	Product sales	Advertising and list rentals	Total
Total revenues	$43,071	$2,145,571	$2,188,642
Income (loss) before income taxes	(116,101)	(156,531)	(272,632)
Total assets	-	2,360,860	2,360,860
Impairment loss of property, plant and equipment	-	(266,833)	(266,833)

2004	Product sales	Advertising and list rentals	Total
Total revenues	$2,351,628	$2,113,906	$4,465,534
Income (loss) before income taxes	(280,622)	873,829	593,207
Total assets	862,334	1,768,217	2,630,551

The Company’s geographic information based on the financial information used in the preparation of its financial statements is as follows:

2005	US	Hong Kong	PRC
Revenues
Product sales	$43,071	$-	$-
Advertising and list rentals	353,848	1,655,109	136,614
Long-lived assets	26,282	47,320	24,079
Intangible assets	129,316	417,307	-
Impairment loss of property, plant and equipment	-	(266,833)	-

2004	US	Hong Kong	PRC
Revenues
Product sales	$2,351,628	$-	$-
Advertising and list rentals	510,402	1,391,375	212,129
Long-lived assets	66,980	390,535	14,802
Intangible assets	339,915	413,603	-

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
$97,681

During the year ended December 31, 2005, the Company’s wholly-owned subsidiary, Sino-Trade, wrote-off the leasehold improvements of its previous rented office due to the removal of office and recognized an impairment loss of property, plant and equipment amounting to $266,833.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Litigation . The Company is subject to a limited number of claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of the Company exists and future litigation may adversely affect the Company. Management is unaware of any matters that may have a material impact on the Company's financial position, results of operations, or cash flows.

Employment contract . On January 1, 2004, the Company entered into an employment agreement with its chief executive officer which provides for an annual salary of $100,000, plus bonuses of up to 1% of base salary. On January 15, 2004, the Company amended the employment agreement to adjust the salary to $60,000 per year plus bonuses of up to 1% of net sales of BonusAmerica over and above $10 million, valid for one year. The contract was amended to approximate the fair value of services rendered. For the year ended December 31, 2005, the Company's chief executive officer's salary charged to operations was $60,000 (2004: $60,000).

NOTE 7 - RELATED PARTY TRANSACTIONS

Facilities . On March 1, 2004, the Company began renting warehouse and office facilities from Stanford on a month-to-month basis at $6,000 per month. In July 2004, the monthly rental obligation decreased to $3,500 and in July 2005 the monthly rental obligation decreased to $800 per month. During the year ended December 31, 2005, payments to Stanford related to rent were $24,200 (2004: $47,610).

Database rentals . The Company rents its customer database to other divisions of Stanford. Rents charged are based on a percentage of revenues generated from the use of the database. During the year ended December 31, 2005 (2004: $14,763), the Company did not generate any significant revenues from its database rentals.

Professional staff leased . On February 12, 2004, the Company entered into an agreement to pay Stanford a percentage of employee compensation based upon the percentage of employee hours used by the Company in 2003. In connection therewith, Stanford charged the Company 68% of its total employee costs from January to March 2004. As of April 1, 2004, BonusAmerica started paying its own employment cost. During the year ended December 31, 2004, the Company incurred $174,145 related to the leasing of professional staff.

Fixed assets rentals . On February 20, 2004, the Company agreed to lease property and equipment to Stanford based on a reasonable and agreed upon charge. Lease charges were approximately 25% of the depreciation expense in 2004. The same percentage is used for 2005 since the agreement between the Company and Stanford includes no agreed upon percentage. During the year ended December 31, 2005, fixed asset rental income was $17,400 (2004: $17,400).

Amounts due from related parties . Amounts due from related parties are unsecured, interest free and re-payable on demand and include the following: (i) amounts due from entities under common control of the CEO and CFO of this Company totaling $71,568 and (ii) amounts due from Stanford International Holding of $389,892. In 2004, the Company had a commitment to receive $250,000 from Stanford to support operations. The note bore interest at the rate of prime plus 1% and was due on demand. As of December 31, 2004, Stanford paid in full the $250,000 commitment.

Amounts due to related parties . Amounts due to related parties of $6,401 consists of (i) a loan to a director totaling $1,666 that is unsecured, interest-free and repayable on demand and (ii) $4,735 payable to a director and officer for accrued expenses incurred in the ordinary course of business.

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

Summary Compensation Table

	Annual Compensation		Compensation Awards
Name and Principal Position	Fiscal Year Ended June 30	Salary Compensation	Securities Underlying Bonus	All Other Options
Michael Mak	2005	$60,000	$—	$—
Chief Executive Officer and
Interim Chief Financial Officer	2004	60,000	—	—

John A. Leper	2005	35,000	—	—
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

Beneficial Owner	Shares	Shares Presently Acquirable Within 60 Days (1)	Total	Percentage of Class Beneficially Owned
Standford International Holding Corporation (2)	11,500,000	0	11,500,000	57.9%
Michael Mak (2)(3)(4)	11,500,000	0	11,500,000	57.9%
John A. Leper (3)(4)	0	0	0	0%
Ernest Cheung (5)	2,351,380	0	2,351,380	11.84%

All Officers and
Directors as a Group (2 persons)	11,500,000	0	11,500,000	57.9%

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

ASIA GLOBAL HOLDINGS CORP.

/s/ Michael Mak
MICHAEL MAK, Chief Executive Officer (Principal executive officer)

/s/ Michael Mak
Dated: April 10, 2007	MICHAEL MAK, Chief Financial Officer (Principal financial officer)

In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on April 10, 2007.

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