Form 10QSB/A
period 2006-03-31
ASIA GLOBAL HOLDINGS CORP.
filed 2007-04-16
CIK 1171689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                FORM 10-QSB - A#2

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

                                EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A-2 ("Form 10-QSB/A-2") is being filed as Amendment No. 2 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, which was originally filed with the Securities and Exchange Commission ("SEC") on May 15, 2006, (the "Original Filing"), as amended on October 11, 2006, under Form 10-QSB/A-1 (the "First Amended Filing") . We are filing this Amendment No. 2 for the following reasons:

(i) to update Part 1 Item 1. Consolidated Financial Statements to restate our consolidated statement of cash flows to present changes in cash flows from disbursements for loans or advances made and receipts from collections of loans or advances made as a component of investing activities rather than as financing activities as previously reported;

(ii) to revise or expand our disclosures in Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations;

(iii) to update our disclosures in Part I. Item 4. Controls and Procedures;

(iv) to amend Part II. Item 6. Exhibits to reflect our inclusion of updated Exhibits 31 and 32 for this filing; and

Other than the above specific items, there have been no other changes to the First Amended Filing.

                           ASIA GLOBAL HOLDINGS CORP.
                (formerly known as BONUSAMERICA WORLDWIDE CORP.)
                                 FORM 10-QSB A#2
                         Quarter Ended March 31, 2006

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

                          PART 1: FINANCIAL INFORMATION

                           ASIA GLOBAL HOLDINGS CORP
                (formerly known as BonusAmerica Worldwide Corp.)
                                and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                           March 31,    December 31,
                                                             2006            2005
                                                         (unaudited)      (audited)
                                                         -----------    -----------
ASSETS
Current assets
     Cash and cash equivalents                           $    15,751    $    49,134
     Restricted cash                                         281,594        279,365
     Accounts receivable                                     747,210        586,090
     Prepaid and other current assets                        665,680        340,507
     Amount due from related parties                         119,318        461,460
                                                         -----------    -----------
Total current assets                                       1,829,553      1,716,556

Property, plant, and equipment, net                           85,716         97,681
Intangible assets, net                                       476,799        546,623
                                                         -----------    -----------
Total assets                                             $ 2,392,068    $ 2,360,860
                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Bank overdraft, secured                             $    23,556    $       411
     Secured bank loan - current portion                      85,471         85,471
     Letters of credit                                       102,019        100,641
     Accounts payable and accrued liabilities                504,710        574,348
     Income taxes payable                                    225,562        194,793
     Amounts payable to related parties                        5,549          6,401
                                                         -----------    -----------
Total current liabilities                                    946,867        962,065
                                                         -----------    -----------
Long-term liabilities
     Secured bank loan                                       121,081        142,449
     Deferred taxation                                        32,109         32,109
                                                         -----------    -----------
Total long-term liabilities                                  153,190        174,558
                                                         -----------    -----------
Total liabilities                                          1,100,057      1,136,623
                                                         -----------    -----------

Stockholders' equity
     Common stock, $0.001 par value; 75,000,000 shares
     authorized;
       Issued and outstanding: 21,812,000 shares              21,812         19,862
     Other comprehensive income                                3,670          3,711
     Additional paid-in capital                            1,392,645      1,219,095
     Accumulated deficit                                    (126,116)       (18,431)

                                                         -----------    -----------
Total stockholders' equity                                 1,292,011      1,224,237
                                                         -----------    -----------
Total liabilities and stockholders' equity               $ 2,392,068    $ 2,360,860
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

                                                    Three Months Ended Three Months Ended
                                                     March 31, 2006       March 31, 2005
                                                       (restated)
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

                                                                 Three Months Ended    Three Months Ended
                                                                    March 31, 2006       March 31, 2005
                                                                      (restated)             (restated)
Cash flows from operating activities:
      Net income (loss)                                            $       (107,685)   $          1,015
      Adjustments to reconcile net income to net cash
         (used in) provided by operating activities:
             Common stock issued for services rendered, non cash            175,500                  --
             Depreciation and amortization                                   81,789             109,665
             Provision for income taxes                                      30,769              14,103
             Reversal of accrued expense                                    (49,550)                 -
Changes in operating assets:
             Accounts receivable                                           (161,120)            318,368
             Inventories                                                         --              14,123
             Prepaid and other current assets                              (325,173)            (74,632)
             Accounts payable and accrued liabilities                       (20,088)            (35,071)
             Income tax                                                          --              (1,324)

                                                                   ----------------    ----------------
Net cash flows provided by (used in) operating activities                  (375,558)            346,247
                                                                   ----------------    ----------------

Cash flows from investing activities:
            Increase in restricted cash                                     (2,229)                 --
            Amounts due from (to) related parties                          341,290            (363,272)
            Purchases of equipment                                              --              (2,327)
            Cash paid for intangible assets                                     --             (24,544)
                                                                  ----------------    ----------------
Net cash flows provided by (used in) investing activities                  339,061            (390,143)
                                                                  ----------------    ----------------

Cash flows from financing activities
            Bank overdraft                                                  23,145                  --
            Advances under letters of credit                                 1,378                  --
            Repayments of bank loan                                        (21,368)                 --
                                                                  ----------------    ----------------
Net cash flows provided by financing activities                              3,155                  --

Net decrease in cash and cash equivalent                                   (33,342)            (43,896)

Effect of foreign currencies on cash flows                                     (41)               (256)

Cash and cash equivalent, beginning of period                               49,134              88,317
                                                                  ----------------    ----------------

Cash and cash equivalent, end of period                           $         15,751    $         44,165
                                                                  ================    ================

Supplemental non cash investing and financing activities:
   Common stock issued for services rendered                      $        175,500    $            --

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

Geographic information. The Company operates primarily in the United States, Hong Kong, and China. The Company's geographic sales as a percent of total revenue are as follows:

                     Three months ended 31   Three months ended 31
                                March 2006              March 2005
       United States                    6%                     23%
       Hong Kong                       94%                     56%
       China                           --                      21%

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

The accompanying consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 have been restated to present changes in cash flows from disbursements for loans or advances made and receipts from collections of loans or advances made as a component of investing activities rather than as financing activities as previously reported. The restatement had no impact on net income, earnings per share (basic or diluted) or total stockholders' equity.

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

Total Revenue Three Months Ended March 31, 2006 and March 31, 2005

                                  2006         2005              Variance
                             ---------------------------------------------------

Total Revenue                $   395,618   $   659,942     -$264,324      (-40%)

Online Retailing             $        --   $    14,675    - $ 14,675     (-100%)

Media & Advertising          $   395,618   $   645,267   - $ 249,649      (-38%)

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

Cost of Sales

Cost of Sales Three Months Ended March 31, 2006 and March 31, 2005

                               2006 2005 Variance
                               ------------------

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

Administrative Expenses - Selling, general and administrative expenses Three Months Ended March 31, 2006 and March 31, 2005

                               2006 2005 Variance
                               ------------------

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

Depreciation and Amortization:

Depreciation for three months period ended March 31, 2006 totaled $11,965 (2005:
$34,967), a decrease of approximately $23,000, resulting from a lower depreciable asset base in 2006 versus 2005. Our depreciation accounting policy has not changed for the periods and is consistent with the estimated useful lives of the remaining assets.

Amortization of intangible assets for the three months period ended March 31, 2006 totaled $69,824 (2005: $74,698) and was consistent with that of the comparative prior period.

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

                                    2006 2005
                                    ---------

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

Cash flows from investing activities

Net cash flows used in investing activities for both periods presented primarily consisted of amounts advanced or repaid to related parties. For the three months ended March 31, 2005, cash flows used in investing activities also consisted of cash paid for the acquisition of fixed and intangible assets.

Cash flows from operating activities

Net cash flows provided by financing activities for the first quarter of 2006 consisted of payments and or advances on our banking facilities.

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

We may not be able to successfully upgrade and integrate our existing products and technology.

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

                           ASIA GLOBAL HOLDINGS CORP.

                                  (Registrant)

Date:  April 12, 2007      By: /s/ Michael Mak
                               --------------------------
                                   Michael Mak, President