Form 10QSB/A
period 2006-09-30
ASIA GLOBAL HOLDINGS CORP.
filed 2007-04-16
CIK 1171689

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-QSB / A#1

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A-1 ("Form 10-QSB/A-1") is being filed as Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, which was originally filed with the Securities and Exchange Commission ("SEC") on November 20, 2006, (the "Original Filing"). We are filing this Amendment No. 1 for the following reasons:

(i) to update Part 1 Item 1. Consolidated Financial Statements to restate our consolidated statement of cash flows to present changes in cash flows from disbursements for loans or advances made and receipts from collections of loans or advances made as a component of investing activities rather than as financing activities as previously reported;

(ii) to update Part 1 Item 1. Consolidated Financial Statements and Notes 10 and 12 to restate our consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows to account for the financial impacts of the preferred stock and restricted common stock to be issued under a service agreement with an executive.

(iii) to revise or expand our disclosures in Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations;

(iv) to update our disclosures in Part I. Item 4. Controls and Procedures;

(v) to amend Part II. Item 6. Exhibits to reflect our inclusion of updated Exhibits 31 and 32 for this filing; and

Other than the above specific items, there have been no other changes to the Original Filing.

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB, as amended, including "Management's Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation" in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

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

PART 1: FINANCIAL INFORMATION

Asia Global Holdings Corp. and Subsidiaries
Condensed Consolidated Balance Sheet

	September 30, 2006 (Unaudited) (restated)	December 31, 2005 (audited)
ASSETS
Current assets
Cash and cash equivalents	$30,596	49,134
Restricted cash	414,894	279,365
Accounts receivable	2,959,167	586,090
Prepaid and other current assets	630,237	340,507
Amount due from related parties	111,654	461,460
Total current assets	4,146,548	1,716,556

Property, plant, and equipment, net	61,785	97,681
Intangible assets, net	337,151	546,623

Total assets	$4,545,484	2,360,860

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft, secured	$24,599	411
Secured bank loan - current portion	473,753	85,471
Letters of credit	253,654	100,641
Accounts payable and accrued liabilities	997,376	574,348
Income tax payable	240,995	194,793
Amounts due to related parties	3,599	6,401
Total current liabilities	1,993,976	962,065

Long-term liabilities
Secured bank loan	123,218	142,449
Deferred taxation	32,109	32,109
Total long-term liabilities	155,327	174,558

Total liabilities	2,149,303	1,136,623

Stockholders' equity
Series A convertible preferred stock, $0.001 par value; 500,000 shares authorized:
Issued and outstanding:
9/30/06: None	-	-
12/31/05: None	-	-
To be issued:
9/30/06: 500,000 shares	1,000,000	-
12/31/05: None	-

Common stock, $0.001 par value; 199,500,000 shares authorized:
Issued and outstanding:	29,862	19,862
9/30/06: 29,862,000
12/31/05: 19,862,000
To be issued:
9/30/06: 241,096 shares	49,907	-
12/31/05: None
Other comprehensive income	3,566	3,711
Additional paid-in capital	3,028,345	1,219,095
Accumulated deficit	(1,715,499)	(18,431)
Total stockholders' equity	2,396,181	1,224,237

Total liabilities and stockholders' equity	$4,545,484	2,360,860

See condensed notes to consolidated financial statements.

Asia Global Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2006 (Unaudited) (restated)	September 30, 2005 (Unaudited)	September 30, 2006 (Unaudited) (restated)	September 30, 2005 (Unaudited)
Revenues	2,017,736	408,222	3,602,564	1,717,547

Cost of revenues	(632,885)	(145,913)	(1,040,203)	(359,071)

Gross profit	1,384,851	262,309	2,562,361	1,358,476

Selling, general and administrative expenses	(1,992,763)	(181,748)	(2,645,111)	(923,095)
Stock-based compensation to an executive	(1,049,907)	-	(1,049,907)	-
Depreciation and amortization	(81,787)	(108,074)	(245,366)	(326,249)

Operating income (loss)	(1,739,606)	(27,513)	(1,378,023)	109,132

Other income (expense)
Other income	6,981	8,947	20,475	23,545
Interest expenses	(10,925)	-	(27,648)	-
Total other income (expense)	(3,944)	8,947	(7,173)	23,545

Income (loss) before income taxes	(1,743,550)	(18,566)	(1,385,196)	132,677

Provision for income taxes	(181,410)	(4,473)	(311,872)	(83,447)

Net income (loss)	$(1,924,960)	$(23,039)	$(1,697,068)	$49,230

Basic and diluted income (loss) per share:	$(0.08)	$-	$(0.07)	$-

Basic and diluted weighted average shares outstanding	25,225,043	19,862,000	22,893,934	19,862,000

See condensed notes to consolidated financial statements.

 Asia Global Holdings Corp. and Subsidiaries
Condensed Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30,2006 (Unaudited) (restated)	September 30,2005 (Unaudited) (restated)
Cash flows from operating activities:
Net (loss) income	$(1,697,068)	$49,230
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Stock-based compensation to an executive, non-cash	1,049,907	-
Common stock issued for services rendered	1,819,250	-
Depreciation and amortization	245,366	326,249
Loss on disposal of property, plant and equipment	-	5,596
Provision for income taxes	311,872	83,447
Changes in operating assets:
Accounts receivable	(2,373,077)	10,186
Inventories	-	118,556
Prepaid and other current assets	(289,730)	(125,967)
Accounts payable and accrued liabilities	423,028	25,594
Income taxes	(265,670)	(1,324)
Net cash (used in) provided by operating activities	(776,122)	491,567

Cash flows from investing activities:
Increase in restricted cash	(135,529)	(257,085)
Loan from a director	-	(301,025)
Net repayment from (advance to) related parties	347,004	(211,936)
Cash paid for intangible assets	-	(83,038)
Net cash flows provided by (used in) investing activities	211,475	(853,084)

Cash flows from financing activities:
Bank overdraft	24,188	25,347
Advances under letters of credit	153,013	-
New bank loan raised	714,093	256,410
Repayments of bank loan	(345,042)	(7,122)
Net cash provided by financing activities	546,252	274,635

Net decrease in cash and cash equivalents	(18,395)	(86,882)

Effect of foreign currencies on cash flows	(143)	4,586

Cash and cash equivalents, beginning of period	49,134	88,317

Cash and cash equivalents, end of period	$30,596	$6,021

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

Employment Agreement. On August 18, 2006, the Company entered into an employment agreement (the “Employee Agreement”)with its President and CEO, Michael Mak, for an initial term of five years renewable for an additional five-year period unless proper notice if give by either party not to renew. Compensation includes (i) a base salary is $60,000 per year, (ii) a signing bonus of 2,000,000 shares of restricted common stock payable upon execution of the agreement, subject to certain other terms and conditions, and (iii) a stock award of 500,000 shares of the Company’s Series A Convertible Preferred Stock, convertible at 1 preferred share to 200 shares of common stock, payable upon execution of the agreement. Other terms and conditions apply as detailed in the Employment Agreement. (See Note 10)

As of the date of this filing, neither the common stock nor the preferred stock have been issued.

NOTE 10 - STOCKHOLDERS' EQUITY

Accounting for stock-based compensation - The Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), on January 1, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No.25, "Accounting for Stock Issued to Employees." Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of SFAS 123, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Any compensation expense is recorded on a straight-line basis over the vesting period of the grant. The adoption of this standard had a significant impact to the Company's accompanying condensed consolidated financial statements since the Company entered into the Employment Agreement which included stock-based compensation awards with its President and CEO, Michael Mak, on August 18, 2006. (See Note 9) Except for the above, the adoption of this standard had no impact to the Company’s financial position, results of operations or cash flows as the Company's previous stock-based compensation awards expired prior to January 1, 2006, and there have been no grants during the current year.

Preferred stock authorized.

During the quarter ended September 30, 2006, the Company created a class of non-dilutable preferred stock, 500,000 shares of $0.001 par value preferred stock, designated as Series A Convertible Preferred Stock and filed a “Certificate of Designation” with the State of Nevada to establish the voting powers, designations, preferences, limitations, restrictions and relative rights of the Preferred Stock. Holders of the Series A Preferred Stock shall be entitled to receive dividends or other distributions with the holders of Common Stock on an as converted basis when, as, and when declared by the Directors of the Corporation. Each Series A Preferred Stock stockholder who desires to convert into the Corporation’s Common Stock must provide a ten (10) day written notice to the Corporation of its intent to convert one or more shares of Series A Preferred Stock into Common Stock at a conversion rate of 200 Common Stock Shares for every one (1) Series A Preferred Share. The Corporation may, in its sole discretion, wave the ten (10) day written notice requirement and allow for the immediate exercise to the right to convert. Holders of the Series A Preferred shall have the right to vote upon any matter submitted to the stockholders for a vote pursuant to the Certificate of Designation of the Rights and Preferences of the Series A Convertible Preferred Stock. Refer to Form 8-K filed with the Commission on October 27, 2006 for further information.

Preferred stock to be issued.

Pursuant to the Employment Agreement dated August 18, 2006, the 500,000 shares of Series A Convertible Preferred Stock was payable to the Company’s President and CEO as part of a compensation package upon the execution of the agreement (See Note 9). As of September 30, 2006, no Series A Convertible Preferred Stock had been issued and accordingly, the details of the preferred shares to be issued are presented in the stockholders’ equity section of the consolidated balance sheet under the caption “Preferred shares to be issued”. The grant date fair value of the 500,000 shares of Series A Convertible Preferred Stock was calculated based on Black-Scholes model, a closed-form pricing model based on the following assumptions: (i) risk-free interest rate of 5.25%; (ii) expected volatility of 143% computed based on the daily volatility of the closing price of the common stock over a one-year period; (iii) the market value of the underlying common stock of $0.207 as at the date the Employment Agreement executed; (iv) the assumed fair value of the services render by the President for each underlying common granted of $0.207; and (v) immediate vesting period. Based on the Black-Scholes pricing model, the fair value of 500,000 shares of Series A Convertible Preferred Stock as the grant date was $1,000,000. Upon the issue of the Series A Convertible Preferred Stock, the par value of the Series A Convertible Preferred stock total $500 will be recognized as Series A Convertible Preferred Stock issued and outstanding. The excess of $999,500 will be recognized as an addition to additional paid-in capital.

Common stock authorized.

During the quarter ended September 30, 2006, the Company filed an amendment to its articles of incorporation with the State of Nevada to increase its authorized capital from 75,000,000 shares of $0.001 par value common stock to 200,000,000 shares of $0.001 par value capital stock, of which 199,500,000 shares was designated as $0.001 par value Common Stock and 500,000 shares was designated as $0.001 par value preferred stock.

Common stock issued or to be issued

During the nine months ended September 30, 2006, the Company issued or was obligated to issue the following shares of common stock:

(i) The Company issued 10,000,000 of unrestricted shares of common stock for services rendered relating to management services, business advisory, and legal and professional services valued at the fair market value on the date of grant. The aggregate fair value of the 10,000,000 unrestricted shares of common stock granted was approximately $1,819,000. The shares were issued under the Company's Registration Statement on Form S-8 relating to the registration of the Company's 2005 Non-Qualified Incentive Stock Compensation Plan as filed with the SEC on January 9, 2006.

(ii) Pursuant to the Employment Agreement dated August 18, 2006, 2,000,000 shares of restricted common stock were payable to the Company’s President as a signing bonus to be earned over a period of one year as part of a compensation package upon the execution of the Employment Agreement (See Note 9). The fair value of the common stock signing bonus totaled $414,000 and will be recognized ratably over the one-year service period per the Employment Agreement. The fair value was based on the quoted market value of the Company’s common stock on the date of the Employment greement. As of September 30, 2006, 241,096 shares of common stock valued at $49,907, had been earned as compensation. As of September 30, 2006, the Company had not yet issued the 241,096 shares of common stock earned under the agreement and accordingly, the details of the common shares to be issued are presented in the stockholders’ equity section of the consolidated balance sheet under the caption “Common stock to be issued”. Upon the issuance of the 241,096 shares of restricted common stock, the par value of the 241,096 shares of restricted common stock totaling $241 will be transferred as an addition to common stock issued and outstanding. The excess of $49,666 will be recognized as an addition to the additional paid-in capital.

NOTE 11 - SUBSEQUENT EVENTS

On October 19, 2006 the Company entered into management agreements with several individuals. The payment to each consultant or employee was made with shares of common stock from the 2006 Non-Qualified Incentive Stock Compensation Plan filed on Form S-8 with the SEC on October 27, 2006. The Company issued, under its Registration Statement on Form S-8 relating to the registration of the Company's 2006 Non-Qualified Incentive Stock Compensation Plan, 25,000,000 unrestricted shares of common stock for services rendered relating to management services, business advisory, and legal and professional services valued at the fair market value on the date of grant.

NOTE 12 - RESTATEMENT AND CORRECTION OF AN ERROR

The accompanying financial statements as of and for the three and nine months ended September 30, 2006, have been restated as follows:

(i) consolidated balance sheet, statement of operations and consolidated statement of cash flows - to reflect the financial impact of the preferred stock and restricted common stock to be issued under a service agreement with an executive as more fully described in Note 10. The restatement had no impact on cash flows from operations or total stockholders’ equity. The following table presents the effects of the restatement to net loss and basic and fully diluted loss per share:

	Three Months Ended 9/30/06	Three Months Ended 9/30/06	Nine Months Ended 9/30/06	Nine Months Ended 9/30/06
	(as restated)	(as previously reported)	(as restated)	(as previously reported)
Net loss	($1,924,960)	($875,053)	($1,697,068)	($647,161)
Net loss per share (basic and diluted)	($0.08)	($0.03)	($0.07)	($0.03)

(ii) consolidated statements of cash flows - for the nine months ended September 30, 2006 and 2005 the consolidated statements of cash flows were restated to present changes in cash flows from disbursements for loans or advances made and receipts from collections of loans or advances made as a component of investing activities rather than as financing activities as previously reported. The restatement had no impact on net income, earnings per share (basic or diluted) or total stockholders’ equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

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

Future Plan of Operations

We plan to continue to grow our media and advertising business in China and Hong Kong. We also plan to expand our business through the acquisition of high growth businesses and projects in China and possibly other emerging regions and markets.

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

Results of Operations by Segment for the Three and Nine Month Periods Ended September 30, 2006 and September 30, 2005

	3 months ended September 30			9 months ended September 30
	2006	2005		2006	2005

Revenues	2,017,736	408,222	+394%	3,602,564	1,717,547	+110%
Online Retailing	0	2,094		0	43,071
Media & Advertising	2,017,736	406,128		3,602,564	1,674,476

Cost of Sales	632,885	145,913	+334%	1,040,203	359,071	+190%
Online Retailing	0	6,383		0	125,327
Media & Advertising	632,885	139,530		1,040,203	233,744

Administrative Expenses	1,992,763	181,748	+1011%	2,645,111	923,095	+193%
Online Retailing	0	9,989		0	45,767
Media & Advertising	1,992,763	171,759		2,645,111	877,328

Stock-based compensation to an executive	1,049,907	0	+100%	1,049,907	0	+100%
Online Retailing	0	0		0	0
Media & Advertising	1,049,907	0		1,049,907	0

Net Income/Loss	(1,924,960)	(23,039)	+8255%	(1,697,068)	49,230	-3547%
Online Retailing	0	(20,674)		0	(148,198)
Media & Advertising	(1,924,960)	(2,365)		(1,697,068)	197,428

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

Stock-based compensation to an executive

Stock-based compensation to an executive represents the fair value of compensation earned for the three and nine months ended September 30, 2006. The compensation cost represents the aggregate value of 500,000 shares of Series A Convertible Preferred Stock preferred stock to be issued and 241,096 shares of restricted common stock to be issued to an executive pursuant to the Employment Agreement dated August 18, 2006.

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

Net Income/Loss

During the three and nine months ended September 30, 2006 we experienced net losses of $1,924,960 and $1,697,068, respectively. The loss before provision for income tax in the three months ended September 30, 2006, was $1,743,550. The loss is mainly attributed to fees in the sum of $1,643,750 paid in S-8 shares, not cash, to management consultants in the 3rd Quarter and fair value of stock-based compensation to an executive amounting to $1,049,907 as described more fully above and in Note 10 to the consolidated financial statements. We expect our position to improve over the next 12 months while at the same time we expect that continued expansion may result in losses as we invest more resources in further developing operations in China and Hong Kong. There can be no assurance that we will achieve or maintain profitability or that any revenue growth will take place in the future.

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

Consistent with previous the quarters of 2006, the business for the 3rd Quarter 2006 was mainly produced in the China market through Sino Trade, the Company’s subsidiary in China. To preserve cash, we elected to pay our management consultants in the form of common stock (S-8 shares), in lieu of cash, based on the fair value of the services rendered.

Cash flows from operating activities

We experienced negative cash flows from operating activities for the nine month period ended September 30, 2006, primarily resulting from a net loss offset by non-cash charges such as preferred and common stock issued for services, depreciation and amortization, and reversal of accrued expenses, and changes in operating activities accounts such as (i) an increase in accounts receivable due to increased sales and as a result of changing our customer mix from selling our services only through in-house sales reps to using outside media sales agencies to sell our services, which allows us to extend longer payments terms than we did for individual companies because we are familiar with the agencies and know they are financially solid; and (ii) an increase in cash paid for other current assets. Net cash flows generated from operating activities for the comparative period in 2005 primarily represents a reduction in net income offset by non-cash charges such as depreciation and amortization, a decrease in accounts receivable due to cash collections on outstanding balances, cash paid for other current assets and cash paid resulting in the reduction of outstanding liabilities from the preceding fourth quarter.

 Cash flows from investing activities

Net cash flows provided by (used in) investing activities for 2006 and 2005 respectively, mainly consists of amounts advanced or repaid to related parties and a director. Net cash flows used in investing activities for the first nine months of 2006 and 2005 also consisted of a pledged bank deposit and cash paid for the acquisition of fixed and intangible assets, respectively.

Cash flows from financing activities

Net cash flows provided by financing activities for both periods presented consist of payments and / or advances on our banking facilities.

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

Accounting for stock-based compensation

The Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), on January 1, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No.25, "Accounting for Stock Issued to Employees." Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of SFAS 123, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Any compensation expense is recorded on a straight-line basis over the vesting period of the grant. The adoption of this standard had a significant impact to the Company's financial position, results of operations or cash flows since the Company entered into the Employment Agreement which included stock-based compensation awards with its President and CEO, Michael Mak, on August 18, 2006

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 1A. RISK FACTORS

Risks Related to Asia Global Holdings Corp

We may not be able to sustain our profitability.

We were unable to achieved profitability in accordance with generally accepted accounting principles in the United States, or GAAP, for the quarter ended September 30, 2006 and we may be unable to achieve profitability in the future. We incurred net losses of $1,924,960 for the three months ended September 30, 2006.* Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis in the future.

* - In the 3 rd Quarter, fees in the sum of $1,643,750 paid in S-8 shares, not cash, to management consultants and stock-based compensation to an executive in the sum of $1,049,907 to be settled by preferred and common stock . We experienced a net loss before provision of income tax of $1,743,550 for the three months ended September 30, 2006. Nevertheless, since the consulting fees and the stock-based compensation to an executive were settled or to be settled in the form of issuance of preferred and common stock, there was no effect to the cash flow in the said period.

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

ASIA GLOBAL HOLDINGS CORP.

(Registrant)

Date: April 16, 2007	By:	/s/ Michael Mak
Michael Mak, President