Form 10KSB
period 2006-12-31
ASIA GLOBAL HOLDINGS CORP.
filed 2007-04-17
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

State issuer's revenues for its most recent fiscal year. $5,179,174.

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of 4/11/07 was approximately $3,842,410 using the closing price per share of $0.055, as reported on Over-the-Counter Bulletin Board as of such date.

The number of shares of registrant's common stock outstanding as of 12/31/06 was 54,862,000. As of 4/11/07, the number of shares of registrant’s common stock outstanding was 81,362,000.

Asia Global Holdings Corp.

Annual Report on Form 10-KSB
For the Year Ended December 31, 2006

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

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in PART I. ITEM 1A:. Risk Factors and PART II. ITEM 6 "Management's Discussion and Analysis or Plan of Operation" included herein.

PART I.

ITEM 1. Business

Overview

Asia Global Holdings Corp. (formerly known as BonusAmerica Worldwide Corporation) ("AAGH" "we" and the "Company") is focused on building businesses in China and other emerging regions and markets in Asia and worldwide. The Company has subsidiaries participating in media and advertising, marketing services and internet commerce. During 2007. we entered the television entertainment market, where we plan to sell advertising slots that air during the broadcast of Who Wants To Be A Millionaire? TV show in China. We are headquartered in Hong Kong, and have offices in the US and mainland China.

Our direct and indirect subsidiaries include Sino Trade - Intelligent Development Corp. LTD. (also referred to as “Sino Trade”), Idea Asia Limited (also referred to as “Idea Asia”), China Media Power Limited (also referred to as “CMP”), and Wah Mau Corporate Planning Development Company (also referred to as “Wah Mau”). Sino Trade is a wholly-owned subsidiary of the Company. Idea Asia and Wah Mau are wholly owned subsidiaries of Sino Trade. CMP is a 60%-owned subsidiary of Idea Asia. Sino Trade, Idea Asia and CMP are all Hong Kong corporations. Wah Mau was formed under the laws of the Peoples Republic of China ("PRC").

Our subsidiaries offer a range of advertising and media services and products that meet the needs of marketers and advertisers including Internet marketing, search engine marketing, email marketing, print advertising and TV advertising. We work closely with advertisers to implement integrated online and offline advertising and media solutions.

We are one of the few established providers of Internet marketing services and online advertising technology within the PRC. We sell our products and services worldwide from 4 sales locations in 3 countries to a customer base in Asia, North America, Europe, and Canada.

History

We were incorporated in the state of Nevada on February 1, 2002 under the name Longbow Mining, Inc. Prior to March 1, 2004, we were engaged in acquisition and exploration of mineral properties and evacuation of minerals located in British Columbia, Canada.

On March 1, 2004, we purchased BonusAmerica Corporation, a California corporation, or BAC, a wholly-owned subsidiary of Stanford International Holding Corporation, a California corporation, or Stanford. In connection with the transaction, we issued 5 million shares of restricted common stock and Archer Pacific Management, Inc., an affiliate of Ernest Cheung (one of our founders) and Fred Tse (or one of his affiliates) transferred 6.5 million shares of our restricted common stock held by them to Stanford for all of the issued and outstanding shares of BAC. As a result of this transaction, Stanford became the beneficial owner of 57.9% of our then issued and outstanding shares of common stock and BAC became our wholly-owned subsidiary. At the time of the transaction, Stanford was owned by Michael Mak, our current president (“President”), chief executive officer (“Chief Executive Officer”), interim chief financial officer (“interim Chief Financial Officer”) and director, Carson Kwong, a former director, and Steven Wong. A Form 13D was filed on June 28, 2004 denoting the beneficial ownership of Stanford. Furthermore, on April 16, 2005, Mr. Mak purchased 100% of the ownership of Stanford from Carson Kwong and Steven Wong. Michael Mak is also the Chief Executive Officer of Stanford and has the power to direct Stanford's votes. Our common stock is currently trading on the Over-the-Counter Bulletin Board under the symbol "AAGH."

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

Effective July 17, 2006, the Company relocated its headquarters from 834 S. Broadway, 5th Floor, Los Angeles, California to 1601-1604 CRE Centre 889 Cheung Sha Wan Road, Kowloon, Hong Kong.

During March 2004, we formed, a wholly-owned subsidiary, Sino Trade,under the laws of Hong Kong. The original purpose of Sino Trade was to provide additional support to our business-to-business trade operations in China and the United States. Today all of our media and advertising business is conducted through Sino Trade and its subsidiaries.

November 10, 2006, we formed Idea Asia, which is a wholly-owned subsidiary of Sino Trade, under the laws of Hong Kong. The purpose of Idea Asia is to acquire and or operate entertainment related businesses..

On November 27, 2006 we formed CMP, which is a sixty percent (60%) owned subsidiary of Idea Asia, under the laws of Hong Kong. The purpose of CMP is to acquire the rights to a specific entertainment property, namely the globally successful Who Wants To Be A Millionaire? TV show, and produce and broadcast the show in the PRC. .

Currently

Up until 2006 the primary lines of business of the Company were direct marketing, Internet commerce and media. We engaged in business-to-consumer retail sales, business-to-business media and advertising services sales, and international business-to-business media and services sales.

In 2006 we shifted our focus away from the Internet consumer retail business to concentrate our resources on the growth of our media and advertising business in Asia - specifically China and Hong Kong. We moved our main operations and headquarters from our Los Angeles, California office to our Hong Kong office to facilitate the identification, evaluation and acquisition of opportunities in Asia ahead of the competition.

As we anticipated, the relocating of our headquarters to Hong Kong broadened our access to the marketplace resulting in the materialization of what we believe to be an exceptional opportunity to capitalize on the strongly emerging TV advertising media business in mainland China -- specifically -- the acquisition of the rights to produce and broadcast the global phenomenon Who Wants To Be A Millionaire? TV show in China and generate revenue from the sale of the advertising that airs during the show broadcasts.

Our Los Angeles office continues to be used primarily for the purpose of seeking out, evaluating and acquiring investment opportunities in the United States and Europe, which is compatible with our current goals.

Our revenue in 2006 was to $5,179,174, up 137% from 2005. Our total 2006 revenue was entirely derived from our media & advertising segment as a result of our planned re-focusing of resources on this segment. The successful redirection of our resources required significant planning and business changes compared to our operations in 2005 and earlier. We are very pleased to announce that we have now successfully implemented the plan set forth over one year ago. The plan was stated in our 2005 10KSB filing as follows:

“Most significant of the aforementioned planning changes are as follows: 1) move the majority of our operations to China to benefit from lower operating costs, 2) cut back our Online Retailing business and reduce the associated overhead and inventory purchasing accordingly, 3) spread out the rollout of the TradeDragon international business-to-business trade portal and reduce support staff accordingly, 4) suspend indefinitely the operations of our More2Save, RateandSave and CouponsRewardsSavings websites and reduce operating costs accordingly, and 5) suspend indefinitely any activity related to virtual stores.”

As of the date of this filing, the above plan has been nearly fully executed.

While revenues have increased over the 12 month period, we have not yet been able to raise the additional capital required to execute many components of our overall business plan. As such, some of our plans will remain inactive while we focus the resources we have available on only the opportunities with the greatest potential for long-term success and benefit for shareholders.

Our Products and Services.

Originally we engaged in the development and sale of products and services in two business segments.1) Online Retailing and 2) Media and Advertising. While we still maintain the core operations of our Online Retailing segment, we have scaled this segment down to a very minimum so that we can focus our resources on continuing to grow our Media and Advertising segment.

Media and Advertising: Our media and advertising business includes two categories 1) business-to-business advertising services and products, and 2) business-to-consumer advertising services

Business-to-Business: In this category, we derive income from the sale of advertising products and services to companies who desire to promote their products or services to other businesses. Our offerings in this category include a) business directories and trade publications that we publish and distribute - we charge companies to place their advertisements in these publications; b) Internet direct marketing services wherein we help businesses promote their business via email and other forms of online advertising; and c) international trade portal and search engine marketing and advertising services which allow companies to locate buyers and/or suppliers - specifically we offer these services through an online portal we developed called TradeDragon. We charge companies who use TradeDragon to promote their business.

TradeDragon™, launched in 2004, is an online international Business-to-Business trade portal that connects businesses that desire to trade internationally particularly between China and the United States. Supplier members are charged a membership fee to participate in TradeDragon. TradeDragon members connect with each other through the TradeDragon.com website, which allows them to search for buyers and suppliers that match their specific requirements. Suppliers can exhibit their products and services online for buyers worldwide to view. Buyers can find suppliers by posting their needs for suppliers worldwide to view and respond to and by browsing/searching the database of supplier information online. TradeDragon members benefit from a proprietary technology called DragonDynamics™ which drives custom-tailored online business traffic to each individual member based on that member's specific requirements. DragonDynamics™ was developed internally based on a combination of proprietary industry knowledge, and expertise in global direct marketing, ecommerce and China sourcing.

Industry Publications. Manufactures and suppliers can reach buyers through publications produced and distributed by Sino Trade such as (i) China Enterprises, which is a periodic trade magazine created for and distributed to companies seeking manufacturers and suppliers in China; (ii) China Exhibition Guide, which includes detailed information and dates of trade shows in China and worldwide; and (iii) China Supplier Guide, a 1000-plus page comprehensive yearly directory listing thousands of China manufacturers and suppliers across 20 different categories.

Marketing Services. Sino Trade provides manufacturers and suppliers located primarily in China and Hong Kong with marketing services designed to reach international buyers. Email marketing and traditional direct marketing services help introduce the products and services of manufacturers located in “the world’s factory” - China.

Business-to-Consumer: In this category we seek to derive income from companies desiring to promote their products or services to consumers. We have two primary sub-segments within this category -TV media and Internet portals. Our TV media segment is new and will launch in 2007. We plan to derive income from the sale of advertising slots which will air during the broadcast of the Who Wants To Be A Millionaire? TV show in China. Our consumer Internet portals at this time are currently inactive until management determines the Company is in a position to successfully execute the operation of each. If and when we scale-up our consumer Internet portals, we plan to derive income from advertisers utilizing our portals to promote their business to the consumers who visit the Internet portals/websites. We have developed but suspended the operations of three portals --www.More2Save.com, www.RateandSave.com and www.CouponsRewardsSavings.com. We intend to launch www.BonusChina.com, an online entertainment, information and services portal, in China when funding is available to do so.

TV Advertising in China: Companies who want to reach the vast and emerging consumer market in China can air TV ads during the broadcast of the phenomenally successful Who Wants To Be A Millionaire? Beginning in 2007 Asia Global Holdings subsidiary CMP will produce and broadcast a minimum of 104 episodes of the globally successful TV show in major markets in China. China has a middle class of approximately 300 million and growing rapidly. Advertising during popular TV shows is the best way for major international brands to reach this audience which is quickly becoming the most important consumer market in the world.

CouponsRewardSavings.com (Inactive). Our CouponsRewardsSavings.com website was established in 2003 and was the original business in our media and advertising distribution network. This website attracted visitors with discounts, free gifts and other promotions. Revenues were generated by charging advertisers each time a visitor opted to receive information (usually an online coupon or special offer) from that advertiser. This method of online advertising is referred to as "co-registration." Past advertisers include the Professional Career Development Institute, GoToMyPC, Financial Cents News, USA Platinum, ClearCredit, JDate.com, Home Business Matchmaker and Reunion.com. This portal is indefinitely inactive and will remain so unless or until management determines that adequate resources are available to operate the portal profitably.

More2Save.com (Inactive). More2Save.com is an online coupon portal that offers shoppers coupons, rewards and savings. Revenues were generated by charging advertisers to post coupons on the website. To receive the coupons, shoppers sign up (free of charge) and complete a one-time demographic survey. Over 200 coupons were available to consumers at the initial launch of this website in October 2004. This portal is indefinitely inactive and will remain so unless or until management determines that adequate resources are available to operate the portal profitably.

RateandSave.com (Inactive). RateAndSave.com is a consumer-shopping portal that helps consumers find the best prices on products they are seeking. Revenues were dgenerated from advertisers via a cost-per-click bidding model. Through this pay-for-placement bidding system, merchants entered bids for select advertising positions based on product category. When a consumer searched for an item, the merchant with the highest bid for that product category got top placement in the search result. RateandSave.com was launched in October 2004. This portal is indefinitely inactive and will remain so unless or until management determines that adequate resources are available to operate the portal profitably.

BonusChina.com (Planned). BonusChina will be an online portal and will provide entertainment, information and services to the consumer market in China. We intend to generate revenue by selling advertising space and services to consumers and advertisers. We believe that our experience in direct marketing, our relationships with companies in China and the U.S., our understanding of the Chinese culture and our local presence in China will enable us to succeed in the China Internet market. This portal will remain in the planning stage until management determines that adequate resources are available to implement and operate the portal profitably.

Infrastructure

Our wholly-owned subsidiary, Sino Trade provides the infrastructure to operate our media and advertising business in Hong Kong and China. Through Sino Trade, we coordinate two offices in mainland China and one office in Hong Kong. Our offices in mainland China are located throughout the Guangdong Province, the manufacturing center responsible for conservatively 30% of China's total exports. Our office in Hong Kong serves as our China communications hub. Wah Mau, a wholly owned subsidiary of Sino Trade, provides support for our operations specifically in mainland China and helps generate sales of our media and advertising products and services. Through Sino Trade and Wah Mau we have established a network of advertising agency partners in China who sell our business-to-business media and advertising products and services.

To address the TV media opportunity in China, our Sino Trade subsidiary created the wholly-owned subsidiary Idea Asia to hold entertainment related businesses. Idea Asia created CMP of which Idea Asia owns 60%. On December 18, 2006, CMP entered into an agreement to acquire the rights from UK based Celador International Limited (now part of 2waytraffic) to broadcast in China the global quiz show phenomenon “Who Wants To Be A Millionaire?”. The remaining 40% of CMP is owned by Kolmanski International Limited and Region Giants Limited who will provide TV production, corporate development, and sales and marketing services to CMP.

CMP entered into an agreement with China advertising media sales agency Zixunmedia on November 11, 2006. Pursuant to PRC regulations, only a licensed advertising agency can sell advertising and collect payments for advertising sales in China. Zixunmedia is licensed pursuant to PRC laws and will receive thirty percent (30%) of the revenues generated from advertising during the Who Wants To Be A Millionaire? TV program. CMP will retain seventy percent (70%) of the revenues generated from the advertising.

Sales and Marketing Plan

Our business-to-business media & advertising products and services are sold through a combination of our minimal in-house sales personnel and a network of outside advertising agencies located throughout China and Hong Kong. We plan to continue to expand our network of outside agencies as it has proved to be very successful. The benefits are two-fold in that we are able to expand our reach and acquire more clients without the overhead risk associated with building a large in-house sales team. We are able to sell all of our business-to-business products and services through our agency network.

We supplement the efforts of our sales team and agency network with tradeshow exhibits. In 2006 we attended 31 tradeshows. We plan to continue utilizing tradeshows to generate new clients and improve our visibility in key markets.

Building upon the proven successful agency network strategy, we are leveraging our China based expertise to partner with an established advertising and media sales agency in mainland China to sell the TV adverting slots that will air during our CMP subsidiary’s broadcasts of Who Wants To Be A Millionaire?. Much support will be provided to the sales team by TV advertising for Who Wants To Be A Millionaire? that will be aired on the TV stations that will be broadcasting the show. Other promotional events will supplement the TV ads.

At this time we have no marketing plans for our inactive consumer portals CouponsRewardsSavings.com, More2Save.com and RateAndSave.com as these businesses are inactive at this time.

Our Competitors

Our Sino Trade business including TradeDragon.com and our international trade publications competes with Alibaba.com (a global trade portal and provider of online marketing services for importers and exporters) and GlobalSources.com (a business-to-business media company that facilitates global trade, focusing on the China market-NASDAQ: GSOL). We compete with a variety of companies, some of which are bigger and better capitalized, whose products or services are similar to ours. As such, we may be at a competitive disadvantage to companies that have greater financial resources, more advanced technology, greater experience or offer lower cost products or services than ours.

Our newly created TV media subsidiaries, Idea Asia and CMP, will be competing for advertising sales within the China market. Based on the global success of Who Want To Be A Millionaire? , which has been successful in over 100 countries, we believe we have a strong advantage over virtually every company selling TV advertising in mainland China.

Seasonality

Almost all of our revenues in 2006 were generated by our business-to-business media and advertising segment. The third quarter advertising expenditures are higher in the business-to-business category - particularly importers and exporters are seeking business ahead of the 4th quarter consumer market holiday spending. Going forward in 2007 we expect to see an increase in revenues during December 2007 and January 2008 related to holiday business-to-consumer advertising that will air during the Who Wants To Be A Millionaire TV show. This is the holiday season in China as their main holiday is Chinese New Year which occurs in February.

Employees

As of December 31, 2006, we employed approximately 36 full-time employees. The Company does not have any collective bargaining agreements with its employees and we consider our employee relations to be good.

Privacy Protection

Regarding our Internet related businesses we believe that protecting an individual’s privacy is of paramount importance. We will always do our best to adhere to best practices regarding matters concerning privacy and security.

Website Access to our SEC Reports

Our Internet website address is www.asiaglobalholdings.com. Through our Internet website, we will make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our Annual Reports on Form 10-KSB; our Quarterly Reports on Form 10-QSB; our Current Reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our Proxy Statements for our Annual Stockholder Meetings are also available through our Internet website. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-KSB.

You may also obtain copies of our reports without charge by writing to:

Attn: Investor Relations
Asia Global Holdings Corp.
834 S. Broadway, 5th Floor
Los Angeles, California 90014

or

Asia Global Holdings Corp
1601-1604 CRE Centre
889 Cheung Sha Wan Road, Kowloon, Hong Kong
Attn: Investor Relations

The public may also read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or through the SEC website at www.sec.gov. The Public Reference Room may be contact at (800) SEC-0330. You may also access our other reports via that link to the SEC website.

ITEM 1A: Risk Factors

Risks Related to the Company

You should not place undue reliance on our financial guidance, nor should you rely on our quarterly or annual operating results as an indication of our future performance because our results of operations are subject to significant fluctuations.

We were unable to achieve profitability in accordance with generally accepted accounting principles in the United States, or GAAP, for the year ended December 31, 2006, and we may be unable to achieve profitability in the future. We incurred net losses of $6,111,111 for the twelve months ended December 31, 2006. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis in the future.

We may experience significant fluctuations in our quarterly or annual operating results due to a variety of factors, many of which are outside of our control. Significant fluctuations in our operating results could be caused by any of the factors identified in this section, including but not limited to our ability to retain existing users, attract new users at a steady rate and maintain user satisfaction; the announcement or introduction of new or enhanced services, content and products by us or our competitors; significant news events that increase traffic to our websites; technical difficulties, system downtime or Internet failures; demand for advertising space from advertisers; seasonality of the advertising market; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; governmental regulation; seasonal trends in Internet use; a shortfall in our revenues relative to our forecasts and a decline in our operating results due to our inability to adjust our spending quickly; and general economic conditions and economic conditions specific to the Internet, electronic commerce and the Greater China market. As a result of these and other factors, you should not place undue reliance on our financial guidance, nor should you rely on quarter-to-quarter comparisons of our operating results as indicators of likely future performance. Our quarterly revenue and earnings per share guidance is our best estimate at the time we provide guidance. Our operating results may be below our expectations or the expectations of public market analysts and investors in one or more future quarters. If that occurs, the price of our ordinary shares could decline and you could lose part or all of your investment.

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

Our international operations face legal and cultural challenges and subject us to additional risks. We have operations in a number of international markets, including Asia, United States, Europe and Canada, and we currently derive approximate all of our revenue from non-U.S. markets. To date, we have limited experience in marketing, selling and distributing our solutions internationally. Our international operations are subject to other risks, including:

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

In order to realign and better leverage our business we have commenced several global initiatives, including harmonizing our global product lines across the offices in which we operate and creating global standards for product management, development and marketing, which we will continue during the course of 2007. In order to synchronize our various offices and create a uniform worldwide business model we will need to, among other things, set up uniform processes, formalize and build out training courses, set up global information sharing and communication processes, identify and track productivity and cost measurements and identify areas of inefficiency and develop global recovery plans. While we anticipate that the global realignment will have cost and efficiency savings for our business, there is no guarantee that our global efforts will be successful over the long run. Additionally, the global business model that we implement for each of our business segments may not be the ideal standard for each of our offices, and may result in increased costs and decreased savings for particular offices and lines of business throughout our organization.

Our future revenues and results of operations may be difficult to forecast and results in prior periods may no be indicative of future results.

At times in the past and in certain segments, our revenues have fluctuated on a quarterly and annual basis. grown significantly and have decreased significantly. Accurate predictions of future revenues are difficult because of the rapid changes in the markets in which we operate.

Our results of operations have fluctuated and may continue to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

o the addition of new clients or the loss of existing clients;

o changes in fees paid by advertisers or other clients;

o changes in the amount of royalties payable by us to owners of websites or the imposition of new charges or fees by website owners;

o the demand by advertisers and web-publishers for our advertising solutions;

o the introduction of new Internet marketing services by us or our competitors;

o variations in the levels of capital or operating expenditures and other costs relating to the maintenance or expansion of our operations, including personnel costs;

o seasonality;

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

Our success depends, to a significant extent, upon our senior management and key sales and technical personnel, particularly our Chief Executive Officer, who is also our interim Chief Financial Officer. The competition for experienced and talented executives, senior managers and technical and sales personnel has become intense in our industry. The loss of the services of one or more of these persons, other similarly positioned members of management or other key personnel could materially and adversely affect our ability to develop our business.

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

We depend on proprietary rights and we face the risk of infringement.

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

Future currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if Chinese renminbi were to decline in value, reducing our revenues in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China and Hong Kong use their respective local currencies as their functional currencies. The majority of our revenues derived and expenses incurred are in currencies other than the U.S. dollar. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. We can offer no assurance that these will be stable against the U.S. dollar or any other foreign currency.

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

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. Under the supervision and with the participation of our management, we have evaluated our internal controls systems in order to allow management to report on our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We have performed the system and process evaluation and testing required in an effort to comply with the management certification requirements of Section 404. As a result, we have incurred additional expenses and a diversion of management's time. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq National Market. Any such action could adversely affect our financial results and the market price of our ordinary shares.

Our stock price has been historically volatile and may continue to be volatile, which may make it more difficult for you to resell shares when you want at prices you find attractive.

The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the twelve months ended December 31, 2006, the closing sale prices of our ordinary shares on the Nasdaq National Market ranged from $0.019 to $0.41 per share and the closing sale price on April 11, 2007 was $0.05 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our ordinary shares, regardless of our operating performance.

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

Our Chief Executive Officer, Michael Mak, beneficially singly holds the majority shareholder vote. As a result, Mr. Mak is able to substantially influence all matters requiring the approval of our shareholders, including the election of directors and the approval of significant corporate transactions such as acquisitions. This concentration of ownership could delay, defer or prevent a change in control or otherwise impede a merger or other business combination that the Board of Directors or other shareholders may view favorably.

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

ITEM 2. Properties

Our principal executive offices are located at 1601-1604, CRE Centre, 889 Cheung Sha Wan Road, Kowloon, Hong Kong. On March 1, 2004, we began renting warehouse and office facilities consisting of approximately 5,000 square feet from Stanford (which leases the premises from an unrelated third party) on a month-to-month basis at $6,000 per month. In July, 2004, our monthly rental obligation decreased to $3,500. In July, 2005, our monthly rental obligation decreased to $800. During the twelve months ended December 31, 2006, payments to Stanford related to rent were $9,600(2005: $24,200)

In addition, we currently occupy office space in China at the following location:

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

ITEM 4. Submission of Matters to a Vote of Security Holders

On October 16, 2006, the Shareholders ratified the Unanimous Written Consent of the Board of Directors dated October 16, 2006 to create a 2006 Non-Qualified Incentive Stock Compensation Plan to be filed on Form S-8 with the Commission (filed on October 27, 2006).

On October 26, 2006, the Shareholders ratified the Unanimous Written Consent of the Board of Directors dated October 26, 2006 to issue shares from the 2006 Non-Qualified Incentive Stock Compensation Plan filed on Form S-8 on October 27, 2006 to service providers.

PART II.

ITEM 5. Market for Common Equity and Related Stockholder Matters

Since July 17, 2006, our common stock has been traded on the Over-the-Counter Bulletin Board under the symbol “AAGH.OB”. Prior to July 17, 2006, our common stock was traded on the Over-the-Counter Bulletin Board under the symbol "BAWC.OB".] As of April 11, 2007, there were: (i) 13 shareholders of record, without giving effect to determining the number of shareholders who hold shares in "street name" or other nominee status; (ii) no outstanding options to purchase shares of our common stock; (iii) outstanding 81,362,000 shares of our common stock, of which 81,362,000 shares are either freely tradeable or eligible for sale under Rule 144 or Rule 144K, and (v) no shares subject to registration rights.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Sales Price

	High	Low
Fiscal 2006
First Quarter	$0.189	$0.031
Second Quarter	$0.27	$0.04
Third Quarter	$0.41	$0.07
Fourth Quarter	$0.22	$0.018

Fiscal 2005
First Quarter	$0.10	$0.04
Second Quarter	$0.09	$0.02
Third Quarter	$0.10	$0.045
Fourth Quarter	$0.20	$0.055

Dividend Policy

Common Stock.

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements then impose.

Preferred Stock.

The Series A Preferred Convertible Stock does not pay dividends.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	35,000,000(1)	$0.166(2)	0
Equity compensation plans not approved by security holders	-	-	-
Total	35,000,000		0

(1)
2005 Stock Compensation Plan (10,000,000 shares filed with the Commission on Form S-8 on January 9, 2006) and 2006 Stock Compensation Plan (25,000,000 shares filed with the Commission on Form S-8 on October 27, 2006)

(2)
Based on the average high and low on the dates of when the compensation plans were filed with the Commission. (2005 Stock Compensation Plan: Average $0.159 per share; 2006 Stock Compensation Plan: Average $0.173 per share.)

Recent Sales of Unregistered Securities

During the year ended December 31, 2006, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). However, pursuant to shareholder approval of Two Million (2,000,000) 144 Restricted Shares was authorized to be issued to the President of the Company, Michel Mak, pursuant to his employment agreement dated August 18, 2006 (filed with the Commission on Form 8-K dated October 27, 2006), which was also approved by the Shareholders.

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

Overview and Future Plan of Operations

In 2006, our revenues grew by 137% from $2,188,642 in 2005 to $5,179,174 in 2006 primarily resulting from increased advertising sales delivered by new agency partnerships in China. Over the course of 2006 our Sino Trade subsidiary, which is responsible for media sales in China, established new relationships with eight well-established media sales agencies throughout China. By doing so, Sino Trade was able to increase revenue without the risk of added overhead associated with an in-house sales force expansion.

The Company experienced a loss of $6,111,111 primarily due to engaging various consultants pursuant to management agreements to perform services rendered relating to expansion into the TV media market in China. We expect that the services rendered will generate an excellent return on our investment since a major part of this expansion included acquiring, through our subsidiaries, the China broadcast rights for the globally successful “Who Wants To Be A Millionaire?” TV program.

The groundwork for expansion into the TV media segment in China was laid during 2006 during which time the Company invested in professional services in the areas of consulting related to TV entertainment, TV media, and non-TV related advertising in China. The strongly emerging opportunity in TV media in China must be carefully pursued only after significant on-the-ground local exploration at the provincial and city levels. Unlike the US, accurate market data and industry intelligence related to TV media is not readily available in China. Management believes the value gained through these efforts will ultimately generate an excellent return on the investment. The expense related to the abovementioned groundwork was paid for with common stock issued in 2006 and valued at $6,244,250. Coupled with our other legal and professional expenses and a non-cash charge for our stock-based compensation to an executive in the sum of $1,153,123, to be settled by preferred and common stock, our professional fees contributed to a significant portion of our year-end losses, approximating $7,400,000 of the total expenses.

Today Asia Global Holdings Corp is focused on building businesses in China and other emerging regions and markets in Asia and worldwide. The Company now has subsidiaries participating in media and advertising, marketing services, Internet commerce and TV entertainment. The Company is headquartered in Hong Kong and has offices in the US and mainland China.

We consider the two most significant achievements of 2006 were the improved financial performance over the previous year and the expansion into TV media in the China market.

Expansion into TV media in China

Management sees the Company’s entry into TV media as an extension of our China advertising sales business and a way to leverage our expertise in this area. Our advertising sales subsidiary, Sino Trade, generated nearly all of our revenue in 2006. Revenue from the “Who Wants To Be A Millionaire?” TV show will be derived from the sale of advertising which will air during the broadcast of the show.

The growing market for TV advertising in China is very attractive. Research studies indicate TV ad sales represent 75% of the overall ad spending in China’s estimated $37 billion advertising market. Reports state television advertising sales in the first 6 months of 2006 totaled $14 billion representing a 22% increase over the same period last year making TV the greatest gainer in ad sales of all China media with newspapers, magazines, radio and outdoor growing 5%, 9%, 15% and 9% respectively. [Source: as reported by Xinhua News Agency]

To address this market opportunity Asia Global subsidiary Sino Trade created the wholly-owned subsidiary Idea Asia (a Hong Kong corporation) to hold entertainment related businesses. Idea Asia created CMP (a Hong Kong corporation) herein referred to as CMP of which Idea Asia owns 60%. On December 18, 2006 CMP acquired the rights from UK based Celador International Limited (now part of 2waytraffic) to broadcast in China the global quiz show phenomenon “Who Wants To Be A Millionaire?”. The remaining 40% of CMP is owned by Kolmanski International Limited and Region Giants Limited who will provide TV production, corporate development, and sales and marketing services to CMP.

CMP entered into an agreement with China advertising media sales agency Zixunmedia on November 11, 2006. Pursuant to PRC regulations, only a licensed advertising agency can sell advertising and collect payments for advertising sales in the China television market. Zixunmedia is licensed pursuant to PRC laws and will receive thirty percent (30%) of the revenues generated from advertising during the “Who Wants To Be A Millionaire?” TV program. CMP will retain seventy percent (70%) of the revenues generated from the advertising.

CMP, under the terms of its agreement with Celador International/2waytraffic, will produce and broadcast a minimum of 104 episodes of “Who Wants To Be A Millionaire?” over a period of 12 months beginning third quarter 2007. The agreement includes a mutual option for production and broadcasting to continue for a second year thereafter. CMP expects to begin closing advertising contracts once it has concluded agreements with all key broadcast distribution channels.

We believe we have the appropriate corporate leadership established to ensure future success in the TV industry because we have placed the following individuals in place:

* Michael Mak, the Chief Executive Officer, interim Chief Financial Officer and Director of Asia Global Holdings Corp. will serve as the a sole director and officer of Idea Asia and will also serve as Chairman of CMP.

* John Leper, the Secretary and Director of Asia Global Holdings Corp. will serve as a Director of CMP.

* Hing Ng, the Director of Sino Trade, Asia Global Holdings Corp’s wholly-owned subsidiary, will serve as a Director of CMP.

* Mr. Peter Lai, aged 43, an advertising veteran and a co-founder of CMP, is overseeing the corporate development and the sales & marketing function of the Company.

* Mr. Claude Yuen, aged 52, a TV production specialist and a founding partner of CMP, is in charge of the Program's production as the Executive Producer.

Asia Global Holdings will continue to seek out high quality proven successful TV entertainment and media opportunities to adapt to the market in China.

Going forward

In 2007 the Company plans to continue expanding upon our proven-successful agency partnership programs with established advertising agencies in China to grow this segment of the business. Also, as mentioned above, we plan to generate a new stream of revenue from the sales of advertising spots airing during the “Who Wants To Be A Millionaire? TV shows”. We also plan to continue to seek new opportunities in China TV media. We expect these objectives will dominate our operations in 2007.

Results of Operations for the Twelve Months Ended December 31, 2006 and December 31, 2005

During the twelve months ended December 31, 2006, we experienced a net loss of $6,111,111. We expect to improve our income position over the next 12 months as we plan to continue operating our advertising sales business in China and we expect to begin generating income from our CMP subsidiary in the second half of 2007. We also anticipate an increase in expenses from the operations of CMP.

During the twelve months ended December 31, 2006, we generated all our revenues from our Media and Advertising division. Over the next twelve months, we plan to devote the majority of our resources to expanding and further developing our Media and Advertising division which now includes our Idea Asia and CMP subsidiaries.

The following table sets forth our net revenues by each operational division for the twelve months ended December 31, 2006 and 2005:

Total Revenue Twelve Months Ended December 31

	2006	2005		Variance

Online Retailing	-	$43,071	-	$43,071	(-100%)
US	-	$43,071	-	$43,071	(-100%)
China & HK	-	-		-	(0%)
Media & Advertising	$5,179,174	$2,145,571		$3,033,603	(141%)
US	$22,000	$353,848	-	$331,848	(-94%)
China & HK	$5,157,174	$1,791,723		$3,365,451	(188%)

Online Retailing Segment Revenue

During the twelve month period ended December 31, 2006, we derived $0, or 0% of our total revenue, from our Online Retailing operations, representing a decrease in revenue, and percentage of total revenue, of $43,071, and 100% respectively, from the comparable twelve month period ending December 31, 2005 in which revenue from Online Retailing totaled $43,071 representing 2 % of the total revenue for that period.

The decrease in our Online Retailing product sales is due to increased external competitive pressures thereby causing to elect to significantly reduce spending and resources to a minimum in this segment so we can invest more resources in further developing our Media and Advertising segment to cope with its high-growth demand. The segment still remains active as the company may, if in the future market conditions are favorable and management believes opportunity exists in the segment and resources are available, increase the activity in this segment as it has considerable expertise.

Media and Advertising Segment Revenue

During the twelve month period ended December 31, 2006 we experienced an overall increase from the comparable twelve month period ending December 31, 2005, which is attributable to expanding our sales force through creating partnerships with established advertising agencies in China.

In China and Hong Kong, our revenue for the Media and Advertising segment totaled $5,157,174, representing almost 100% of the total media and advertising segment for the year ended December 31, 2006. We derived $5,179,174 or 100% of our total revenue from our media and advertising division. This represents a 141% increase in the segment and a 188% increase in the China and Hong Kong Media and Advertising segment.

Cost of Sales

Cost of Sales by Segment Twelve Months Ended December 31, 2006

	2006	2005		Variance
Online Retailing	-	$126,002	-	$126,002	(-100%)
US	-	$126,002	-	$126,002	(-100%)
China & HK	-	-		-	-
Media & Advertising	$1,901,613	$443,706		$1,457,907	(329%)
US	-	-		-	-
China & HK	$1,901,613	$443,706		$1,457,907	(329%)

Cost of sales were $1,901,613 representing 37% of our total revenue of $5,179,174 for the twelve month period ended December 31, 2006 as compared to $569,708, 26% of total revenue of $2,188,642 for the twelve month period ended December 31, 2005. The increase in cost of sales as a percentage of sales for the twelve month period ended December 31, 2006 is attributable to the increase in Media and Advertising business which represented 98% of our total revenue in 2005 and 100% of our total business in 2006.

Cost of Sales Online Retailing Segment

Cost of sales for our Online Retailing Segment were $0 representing 0% of our total segment revenue of $0 for the twelve month period ended December 31, 2006 as compared to $126,002, representing 292% of total segment revenue of $43,071for the twelve month period ended December 31, 2005. The decrease in cost of sales as a percentage of sales for the twelve month period ended December 31, 2006 is attributable to significantly decreased sales in this segment

Cost of Sales Media and Advertising Segment

Cost of sales for our Media and Adverting Segment were $1,901,613 representing 37% of our total segment revenue of $5,179,174 for the twelve month period ended December 31, 2006 as compared to $443,706, representing 21% of total segment revenue of $2,145,571for the twelve month period ended December 31, 2005. The increase in cost of sales as a percentage of sales for the twelve month period ended December 31, 2006 is attributable to increased production costs for printing of client advertising, website development for advertising customers, and costs related to creating and distributing direct marketing advertising for customers.

Administrative Expenses

Administrative Expenses by Segment Twelve Months Ended December 31, 2006

	2006	2005		Variance
Online Retailing	-	$63,980	-	$63,980	(-100%)
US	-	$63,980	-	$63,980	(-100%)
China & HK	-	-		-	-
Media & Advertising	$8,688,813	$1,177,733		$7,511,080	(638%)
US	$1,456,778	$530,743		$926,035	(174%)
China & HK	$7,232,035	$646,990		$6,585,045	(1,018%)

Selling, general and administrative expenses increased $7,447,100 to $8,688,813 for the twelve month period ended December 31, 2006 as compared to $1,241,713 for the twelve month period ended December 31, 2005. The increase in expenses during the twelve month period ended December 31, 2006 was primarily attributable to a stock-based compensation to an executive in the sum of $1,153,123 to be settled by preferred and common stock and the issuance of common stock valued at $6,244,250 for professional services related our expansion into TV media in China. Management believes the TV media expansion in China will generate an excellent return on investment.

Administrative Expenses Online Retailing

Administrative expenses for our Online Retailing Segment were $0representing 0% of our total segment revenue of $0 for the twelve month period ended December 31, 2006 as compared to $63,980, 148% of total segment revenue of $43,071for the twelve month period ended December 31, 2005. The decrease in administrative expenses as a percentage of sales for the twelve month period ended December 31, 2006 is attributable to significant reductions in personnel and promotional spending in our online retailing segment

Administrative Expenses Media and Advertising

Administrative expenses for our Media and Adverting Segment were $8,688,813 representing 168% of our total segment revenue of $5,179,174 for the twelve month period ended December 31, 2006 as compared to $1,177,733, 55% of total segment revenue of $2,145,571for the twelve month period ended December 31, 2005. The increase in administrative expenses as a percentage of sales for the twelve month period ended December 31, 2006 is attributable to a stock-based compensation to an executive in the sum of $1,153,123 to be settled by preferred and common stock and the issuance of common stock valued at $6,244,250 for professional services related our expansion into TV media in China. Management believes the TV media expansion in China will generate an excellent return on investment. Also, to help generate the increase in sales there was a significant increase in promotional spending for advertising, $459,262 up 884% from $46,653 in 2005, and trade shows, $372,949 up from almost nothing in 2005. The Company participated in 31 trade shows in 2006.

Depreciation, Amortization of Intangible Assets, and Impairment Loss of Property, Plant and Equipment

	2006	2005
Impairment loss of property, plant and equipment	-	(266,833)
Depreciation	(45,513)	(109,867)
Amortization of intangible assets	(235,211)	(306,147)

In 2006 we experienced no impairment loss of property, plant and equipment compared to a $266,833 loss in 2005. We experienced non-cash expenditures of $45,513 and $235,211 from depreciation of fixed assets and amortization of intangible assets, respectively. The depreciation policy adopted in 2006 was consistent with that adopted in 2005; the 58% decrease in depreciation in 2006 as compared with the depreciation of $109,867 in 2005 is attributable to the reduction in fixed assets by the impairment loss of property, plant and equipment in 2005 and some fixed assets reaching the end of their prescribed useful life in 2006. The policy of amortization of intangible assets adopted in 2006 was consistent with that adopted in 2005; the 23% decrease in amortization in 2006 as compared with the amortization of $306,147 in 2005 is attributable to some intangible assets being fully amortized during the year of 2006.

Other Income (Expense)

Total other income for both periods presented was immaterial and consisted of the following:

	2006	2005
Other income
Fixed asset rental income	13,050	17,400
Interest income	9,767	2,974
Miscellaneous other income	49,570	23,053
	72,387	43,427

Interest expense	45,474	10,433

Total other income	$26,913	$32,994

For both periods presented, fixed assets rental income represents assets leased to Stanford International Holding Corporation, a related party, based on a reasonable and agreed upon charge that approximated 15% of the depreciation expense in 2005. The percentage was 29% for 2006 since the agreement between the Company and Stanford included no agreed upon percentage.

For the year ended December 31, 2006, miscellaneous other income primarily includes sales commission over-provided in 2005 written back. For the year ended December 31, 2005, miscellaneous other income included a training subsidy and export reimbursements from the local government in Hong Kong, and reversal of the prior year’s provision for the cost of printing.

Net Loss

Net loss for 2006 was $6,111,111 compared to net loss of $382,400 in 2005. Loss is primarily attributed to non-cash charges such as the issuance of common stock valued at $6,244,250 for professional services related our expansion into TV media in China and stock-based compensation to an executive amounting to $1,153,123.

Net Loss by Segment Twelve Months Ended December 31, 2006

		2006		2005		Variance
Online Retailing		-	-	$172,186		$172,186	(-100%)
US		-	-	$172,186		$172,186	(-100%)
China & HK		-		-		-	-

Media & Advertising	-	$6,111,111	-	$210,214	-	$5,900,897	(2,807%)
US	-	$1,566,692	-	$384,544	-	$1,182,148	(307%)
China & HK	-	$4,544,419		$174,330	-	$4,718,749	(2,707%)

Net Loss from Online Retailing

Operating losses attributed to our Online Retailing resulted from lack of sales while maintaining a minimum of administrative expenses. We believe our position in this segment will improve as we continue to scale-down the overhead and operations.

Net Loss from Media and Advertising

The net loss of $6,111,111 in our Media and Advertising segment is primarily due to a stock-based compensation to an executive in the sum of $1,153,123 to be settled by preferred and common stock and an investment in expansion into TV media in China which management believes will generate an excellent return on the investment. A major part of this expansion of the Company’s media segment included acquiring, through its subsidiaries, the China broadcast rights for the globally successful “Who Wants To Be A Millionaire?” TV program. The Company expects additional expenses related to this expansion and specifically “Who Wants To Be A Millionaire?”.

Trends, Events, and Uncertainties

Demand for our services and products will be dependent on, among other things, market acceptance of our concept and general economic conditions, which are cyclical in nature. Our business operations may be adversely affected by our competitors and prolonged recessionary periods. We are in the process of seeking additional financing to forward our business plan. Subsequent to year end, the Company issued a convertible promissory note (the “Note”) with Sabana Investments LLC for the amount of $500,000 and an interest rate of 20%. The term of the note is for 90 days and matures on May 15, 2007. The Note allows for an option to convert any unpaid principal and interest into AAGH’s $0.001 par value common stock at a conversion price equal to the market price for such shares as of the date of the conversion date. As of the date of this filing, an amount of $350,000 has been funded to AAGH. There is no assurance additional financing will be available, or if available, that it will be available on reasonable terms. Even if we do obtain such financing, there is no assurance that we will be able to generate profitable operations.

Liquidity and Capital Resources for the Twelve Month Period Ended December 31, 2006 and 2005

Cash flows from operating activities

We experienced positive cash flows provided by operations in the amount of $232,384 for the twelve month period ended December 31, 2006, primarily due to net loss from operations of $6,111,111 offset by non-cash charges such as depreciation and amortization of $280,724,legal and professional fee of $6,244,250, stock-based compensation to an executive of $1,153,123 and changes in operating assets such as an increase in prepayments and other current assets of $172,432, an increase in accounts receivable of $1,805,413 due to increased revenues in our Media and Advertising Business coupled with increases in our accounts payable and accrued expenses of $459,526.

We experienced positive cash flows provided by operations in the amount of $750,107 for the twelve month period ended December 31, 2005, primarily due to a net loss from operations of $382,400 offset by non-cash charges such as depreciation and amortization of $416,014, loss on disposal of fixed assets of $266,833 due to the write off of leasehold improvement in our Kowloon, Hong Kong office, and changes in operating assets such as a decrease in accounts receivable of $503,622 due to resulting cash collections and increases in other current assets of $252,376 primarily due to agreements signed and deposits paid for services to do 9 exhibitions in the PRC and a deposit for the acquisition of a printing factory located in the PRC.

Cash flows from investing activities

Net cash flows used in investing activities for 2006 was $731,654 primarily representing net advances to related parties of $592,114 and increase of restricted cash required as part of our subsidiary's banking facility agreements of $137,874. Net cash flows used in investing activities for 2005 was $1,121,500 representing $461,460 of net advances to related parties, $299,359 of repayment to a director, $259,365 of restricted cash required as part of our subsidiary's banking facility agreement and $99,252 representing cash paid for intangible assets.

Cash flows from financing activities

Net cash flows used in financing activities for both periods presented primarily represents net funds advanced under banking agreements

Liquidity

Our growth plans require additional funding from outside sources. We intend to pursue discussions with existing shareholders, third party financing sources and potential lenders to ensure access to funds as required. Our future liquidity will depend on our revenue growth and our ability to sell our products and services at positive gross margins and control our operating expenses. Over the coming twelve months, we expect to spend approximately $1,600,000 for operating expenses assuming revenue growth and no significant change in marketing or product development strategies. We expect to meet these capital needs from sales revenues and, to the extent we do not have sufficient revenues, from our existing cash reserves or other external sources of financing.

The accompanying consolidated financial statements contemplate continuation of the Company as a going concern. Due to the Company’s current year net loss of approximately $6,100,000, of which a sizable portion of that net loss is attributable to non-cash items such as stock issued for services rendered totaling approximately $7,400,000 and depreciation and amortization totaling approximately $281,000. However, substantial doubt to continue as a going concern is raised and realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

Management believes the Company's ability to continue as a going concern is alleviated because the Company was able to obtain third party financing subsequent to year end through the issuance of a convertible promissory note (the “Note”) for the amount of $500,000, bearing interest at 20% per annum, of which $350,000 has been received during February of 2007 (See Note 14). Management also believes its other current sources of liquidity as of March 31, 2007, included approximately $183,066 in cash and cash equivalents, and a $256,410 line of credit available for use under its current line of credit facility, are sufficient to satisfy its cash requirements over the next twelve months. Although there is no assurance that such financing will be available, or if available, that such financing will be available on reasonable terms, management believes it has the ability to borrow additional funds from third parties such as financial institutions or will be successful in a debt or equity financing that will be sufficient to fund its operations for the next twelve months.

Management has taken steps to reduce operating costs and moved a significant portion of its U.S. operations to China during 2006 to benefit from lower overhead costs and further capitalize on the growth potential and success. Management plans to continue reviewing all aspects of its business and making adjustments as needed to those considered unprofitable. Therefore, for at least the next twelve months, the Company can continue to operate as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

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

Accounts receivable and provision for bad debts

Accounts receivable, net of provision for bad debts, are presented at net realizable value. The Company periodically records a provision for bad debts based on management’s judgment resulting from an evaluation of the collectibility of accounts receivable by assessing, among other factors, our customer’s willingness or ability to pay, repayment history, general economic conditions, and the ongoing relationship with our customers. The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past, and their overall financial condition. For each of these customers, the Company estimates the extent to which the customer will be able to meet its financial obligations and records a provision that reduces our trade receivable for that customer to the amount that is reasonably believed will be collected. Additional provisions may be required in the future if the financial condition of our customers or general economic conditions deteriorate, thereby reducing net earnings.

Impairment of long-lived assets

We review property, plant and equipment and puchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region or within a business segment in the future could also lead to impairment adjustments as such issues are identified. The accounting effect of an impairment loss would be a charge to earnings, thereby reducing our net earnings.

Accounting for stock-based compensation

The Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), on January 1, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No.25, "Accounting for Stock Issued to Employees." Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of SFAS 123, compensation expense was recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Any compensation expense was recorded on a straight-line basis over the vesting period of the grant. The adoption of this standard had a significant impact to the Company's accompanying consolidated financial statements since the Company entered into an employment agreement included stock-based compensation awards with its President, Michael Mak, who is also the Company’s Chief Executive Officer and interim Chief Financial Officer, on August 18, 2006. Except for the above, the adoption of this standard had no impact to the Company’s financial position, results of operations or cash flows as the Company's previous stock-based compensation awards expired prior to January 1, 2006, and there have been no grants during the current year. The accounting effect of recording compensation expense is a charge to earnings, thereby reducing our net earnings.

Taxes on earnings

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income and the mix of earnings in the jurisdictions in which we operate in determining the need for a valuation allowance. In the event we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed.

ITEM 7. Financial Statements

(THE COMPANY'S FINANCIAL STATEMENTS COMMENCE ON THE FOLLOWING PAGE)

ASIA GLOBAL HOLDINGS CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Asia Global Holdings Corp.

We have audited the accompanying consolidated balance sheet of Asia Global Holdings Corp. and Subsidiaries (the "Company") as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

/s/ HLB Hodgson Impey Cheng

HLB Hodgson Impey Cheng
Chartered Accountants
Certified Public Accountants

Hong Kong, S.A.R.
April 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Asia Global Holdings Corp.

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of Asia Global Holdings Corp. (formerly known as BonusAmerica Worldwide Corp.) and Subsidiaries (the "Company") for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Company for the year ended December 31, 2005, in conformity with generally accepted accounting principles in the United States of America.

/s/ Clancy and Co., P.L.L.C.
Scottsdale, Arizona
April 19, 2006 except for Notes 1, 2 and 11 which are dated as of February 6, 2007

ASIA GLOBAL HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2006

ASSETS	2006
Current assets
Cash and cash equivalents	$22,514
Restricted cash	417,239
Accounts receivable, net of provision of bad debts	2,391,503
Prepayments and other current assets	512,939
Amounts due from related parties	1,055,240
Total current assets	4,399,435
Property, plant and equipment, net	52,168
Intangible assets, net	311,412
Total Assets	$4,763,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft, secured	$25,578
Secured bank loan - current portion	419,303
Letters of credit	262,628
Accounts payable	908,859
Accrued liabilities	125,015
Income taxes payable	340,143
Amount due to a related party	17,173
Total current liabilities	2,098,699

Long-term Liabilities
Secured bank loan	94,307
Deferred taxation	59,704
Total long-term liabilities	154,011
Total liabilities	2,252,710

Minority interest in consolidated subsidiaries	-
Commitments and contingencies

Stockholders' equity
Series A convertible preferred stock, $0.001 par value; 500,000 shares authorized
Issued and outstanding: None	-
To be issued: 500,000 shares	1,000,000
Common stock, $0.001 par value; 199,500,000 shares authorized
Issued and outstanding: 54,862,000 shares	54,862
To be issued: 739,726 shares	153,123
Other comprehensive income	3,517
Additional paid-in capital	7,428,345
Accumulated deficit	(6,129,542)
Total stockholders' equity	2,510,305
Total Liabilities and Stockholders' Equity	$4,763,015

The accompanying notes are an integral part of these consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Revenue	$5,179,174	$2,188,642

Cost of revenues	(1,901,613)	(569,708)

Gross profit	3,277,561	1,618,934

Selling expenses	(459,262)	(199,205)
Legal and professional expenses	(6,304,222)	(135,519)
General and administrative expenses	(772,206)	(906,989)
Stock-based compensation to an executive	(1,153,123)	-
Impairment loss of property, plant and equipment	-	(266,833)
Depreciation of property, plant and equipment	(45,513)	(109,867)
Amortization of intangible assets	(235,211)	(306,147)
Operating loss	(5,691,976)	(305,626)

Other income (expense)
Other income	72,387	43,427
Interest expense	(45,474)	(10,433)
Total other income	26,913	32,994

Loss before income taxes	(5,665,063)	(272,632)

Provision for income taxes	(446,561)	(109,768)

Loss after income taxes	(6,111,624)	(382,400)

Minority interests	513	-

Net loss attributable to common stockholders	$(6,111,111)	$(382,400)

Basic loss per share	$(0.21)	$(0.02)

Diluted loss per share	$(0.21)	$(0.02)

Basic weighted-average shares outstanding	29,140,493	19,862,000

The accompanying notes are an integral part of these consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Series A Convertible Preferred Stock To Be Issued Shares	Series A Convertible Preferred Stock To Be Issued Amount	Common Stock Shares	Common Stock Amount	Common Stock To Be Issued Shares	Common Stock To Be Issued Amount	Additional Paid-In Capital	Other Comprehensive income	Retained earnings (accumulated deficit)	Total
Balance - December 31, 2004	-	$-	19,862,000	$19,862	-	$-	$1,219,095	$473	$363,969	$1,603,399

Foreign currency translation	-	-	-	-	-	-	-	3,238	-	3,238

Net loss	-	-	-	-	-	-	-	-	(382,400)	(382,400)
Comprehensive loss										(379,162)

Balance - December 31, 2005	-	-	19,862,000	19,862	-	-	1,219,095	3,711	(18,431)	1,224,237

Foreign currency translation	-	-	-	-	-	-	-	(194)	-	(194)

Net loss	-	-	-	-	-	-	-	-	(6,111,111)	(6,111,111)
Comprehensive loss										(6,111,305)

Award shares to be issued	500,000	1,000,000	-	-	-	-	-	-	-	1,000,000

Bonus shares to be issued	-	-	-	-	739,726	153,123	-	-	-	153,123

Issue of common stock for services rendered, non-cash	-	-	35,000,000	35,000	-	-	6,209,250	-	-	6,244,250

Balance - December 31, 2006	500,000	$1,000,000	54,862,000	$54,862	739,726	$153,123	$7,428,345	$3,517	$(6,129,542)	$2,510,305

The accompanying notes are an integral part of these consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities
Net loss	$(6,111,111)	$(382,400)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation to an executive, non-cash	1,153,123	-
Common stock issued for legal and professional services received, non-cash	6,244,250	-
Depreciation and amortization	280,724	416,014
Impairment loss of property, plant and equipment	-	266,833
Provision for income taxes	145,350	108,968
Deferred taxation	27,595	-
Provision for inventory obsolescence	-	22,861
Changes in operating assets:
Accounts receivable	(1,805,413)	503,622
Inventories	-	95,695
Prepayments and other current assets	(172,432)	(252,376)
Accounts payable and accrued liabilities	459,526	258
Amounts payable to related parties	10,772	(29,368)
Net cash flows provided by operating activities	232,384	750,107

Cash flows from investing activities
Net advances to related parties	(592,114)	(461,460)
Repayment to a director	(1,666)	(299,359)
Increase in restricted cash	(137,874)	(259,365)
Purchases of equipment	-	(2,064)
Cash paid for intangible assets	-	(99,252)
Net cash flows used in investing activities	(731,654)	(1,121,500)

Cash flows from financing activities
Bank overdraft	25,167	411
Advances under letters of credit	161,987	100,641
Drawdown of bank loan	600,134	256,410
Repayments of bank loan	(314,444)	(28,490)
Net cash flows provided by financing activities	472,844	328,972

Net decrease in cash and cash equivalents	(26,426)	(42,421)
Effect of foreign currencies on cash flows	(194)	3,238
Cash and cash equivalents, beginning of year	49,134	88,317
Cash and cash equivalents, end of year	$22,514	$49,134

Cash paid for:
Interest	$45,474	$10,433
Income taxes	$273,616	$800

Non-cash investing and financing activities:
Issue of common stock for services received	$6,244,250	$-
Stock-based compensation to an executive, non-cash	$1,153,123	$-

The accompanying notes are an integral part of these consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

NOTE 1 - BUSINESS DESCRIPTION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business description

Asia Global Holdings Corp. (“AAGH”), formerly known as BonusAmerica Worldwide Corp. is a Nevada corporation that provides business to consumer retail sales, business to business wholesale transactions, and business to business advertising and database information rental services. During 2006, the Company’s customers were in Hong Kong. During 2005, the Company primarily served customers within the United States of America, Hong Kong and the People's Republic of China (the "PRC"). (See Note 3) AAGH’s name was changed to Asia Global Holdings Corp. on June 6, 2006.

AAGH has two wholly-owned subsidiaries whose purposes are to provide additional support to the AAGH’s business to business trade operations in Hong Kong, the PRC, and the United States: Sino Trade-Intelligent Development Corp., Limited, a Hong Kong entity, (”Sino Trade”) and Wah Mau Corporate Planning Development (Shenzhen) Company Limited, a PRC entity, (“Wah Mau”) (Note: This is an English translation of the official Chinese name.)

During the year ended December 31, 2006, Sino Trade established a new wholly-owned subsidiary in Hong Kong, Idea Asia Limited (“IAL”), which was formed to include all aspects of entertainment related businesses acquired or created in the future. On November 27, 2006, IAL established a new subsidiary in Hong Kong, China Media Power Limited (“CMPL”), which IAL has a sixty percent (60%) ownership interest. CMPL was formed for the purpose of the acquisition of the rights and licenses of a television program.

Basis of presentation, liquidity and going concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements contemplate continuation of the Company as a going concern. Due to the Company’s current year net loss of approximately $6,100,000, of which a sizable portion of that net loss is attributable to non-cash items such as stock issued for services received totaling approximately $7,400,000 and depreciation and amortization totaling approximately $281,000. However, substantial doubt to continue as a going concern is raised and realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

Management believes the Company's ability to continue as a going concern is alleviated because the Company was able to obtain third party financing subsequent to year end through the issuance of a convertible promissory note (the “Note”) for the amount of $500,000, bearing interest at 20% per annum, of which $350,000 has been received during February of 2007 (See Note 14). Management also believes its other current sources of liquidity as of March 31, 2007, included approximately $183,066 in cash and cash equivalents, and a $256,410 line of credit available for use under its current line of credit facility, are sufficient to satisfy its cash requirements over the next twelve months. Although there is no assurance that such financing will be available, or if available, that such financing will be available on reasonable terms, management believes it has the ability to borrow additional funds from third parties such as financial institutions or will be successful in a debt or equity financing that will be sufficient to fund its operations for the next twelve months.

Management has taken steps to reduce operating costs and moved a significant portion of its U.S. operations to China during 2006 to benefit from lower overhead costs and further capitalize on the growth potential and success. Management plans to continue reviewing all aspects of its business and making adjustments as needed to those considered unprofitable. Therefore, for at least the next twelve months, the Company can continue to operate as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

Summary of significant accounting policies

Principles of consolidation - The consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The results of the AAGH's subsidiaries are included since their respective dates of incorporation / establishment.

Use of estimates - The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Cash and cash equivalents - The Company considers all non-restricted highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash at bank and on hand, demand deposits with banks and other financial institutions. The Company maintains cash balances at several banks. Accounts held at financial institutions in the U.S. are insured by the Federal Deposit Insurance Corporation up to $100,000.

Accounts receivable and provision for bad debts - Accounts receivable, net of provision for bad debts, are presented at net realizable value. The Company periodically records a provision for bad debts based on management’s judgment resulting from an evaluation of the collectibility of accounts receivable by assessing, among other factors, our customer’s willingness or ability to pay, repayment history, general economic conditions, and the ongoing relationship with our customers. The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past, and their overall financial condition. For each of these customers, the Company estimates the extent to which the customer will be able to meet its financial obligations and records a provision that reduces our trade receivable for that customer to the amount that is reasonably believed will be collected. Additional provisions may be required in the future if the financial condition of our customers or general economic conditions deteriorate, thereby reducing net earnings. Management has determined that no provision for bad debts at December 31, 2006, is necessary.

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

Property, plant and equipment - Property, plant and equipment are stated at historical cost less accumulated depreciation and impairment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally ranging from 3 to 7 years. The cost of maintenance and repairs is charged to expense as incurred and significant renewals and betterments are capitalized. Deductions are made for retirements resulting from renewals or betterments. Depreciation expense charged to operations for the year ended December 31, 2006 was $45,513 (2005: $109,867).

Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market. Allowances are provided for inventories which are considered slow-moving to reduce amounts to net realizable or market value. During 2005, the Company wrote-off inventory of $22,861 and accordingly, the Company no longer carries any inventory.

Intangible assets - Intangible assets consist of costs paid to acquire personal customer information for use in its advertising and database rental activities. There were no costs capitalized during 2006 (2005: $99,252) and amortization expense totaled $235,211 (2005: $306,147) for the year ended December 31, 2006. At December 31, 2006, the gross carrying value was $1,150,876, accumulated amortization was $839,464 and the net carrying value was $311,412. The Company amortizes the cost of these assets over a period of three to five years. The estimated aggregate amortization expense for each of the five succeeding years follows: 2007: $106,000; 2008: $106,000; 2009: $90,000; 2010: $10,000; 2011: nil.

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

Advertising - The Company expenses costs of advertising and promotions as incurred with the exception of direct-response advertising costs. Statement of Position No. 93-7, "Reporting on Advertising Costs", provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period, which is generally less than 30 days. The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits. The Company uses direct-response marketing to attract customers to opt-in to the Company's database and buy goods offered on its website or a special promotion. The Company is able to document the responses of each customer to the email advertising that elicited the response. The percentage of costs attributable to future rental revenues are segregated and reported as intangible assets. Advertising expenses included in selling and marketing expenses on the consolidated statement of operations for the year ended December 31, 2006 were approximately $459,000 (2005: $137,000).

Pension obligation - The Company operates a defined contribution plan and the assets of which are generally held in a separate trustee administered fund. The pension plan is generally funded by payments from employees and by the relevant group companies. The Company’s contributions to the defined contribution plan are expensed as incurred. The Company’s contributions to the defined contribution plan for the year ended December 31, 2006 and 2005 were approximately $2,000 and $10,000, respectively.

Accounting for stock-based compensation - The Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), on January 1, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No.25, "Accounting for Stock Issued to Employees." Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of SFAS 123, compensation expense was recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Any compensation expense was recorded on a straight-line basis over the vesting period of the grant. The adoption of this standard had a significant impact to the Company's accompanying consolidated financial statements since the Company entered into an employment agreement included stock-based compensation awards with its president (“President”), Michael Mak, who is also the AAGH’s chief executive officer (“Chief Executive Officer”) and interim chief financial officer (“interim Chief Financial Officer”) on August 18, 2006 (See Note 9). Except for the above, the adoption of this standard had no impact to the Company’s financial position, results of operations or cash flows as the Company's previous stock-based compensation awards expired prior to January 1, 2006, and there have been no grants during the current year.

Earnings per share - The Company presents basic earnings per share ("EPS") and diluted EPS on the face of the consolidated statements of operations. Basic EPS is computed as net earnings (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities, such as convertible preferred stock. No potential common stock is considered in the diluted EPS calculation when the Company incurs loss from continuing operations since the effect would be anti-dilutive. The computation of diluted loss per share for the year ended December 31, 2006, did not assume the exercise of the potential dilution of 500,000 shares of Series A Convertible Preferred Stock to be issued as the exercise of such preferred stock is antidilutive. As at December 31, 2005, no potential common stock instruments existed. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

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

Income taxes - The Company accounts for income taxes under the provision of SFAS No. 109, “Accounting for Income Taxes”, resulting in two components of income tax expenses: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the relevant periods. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The resulting deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates in the period of enactment. Deferred tax assets are reviewed for realization and valuation allowances are recorded if it is deemed more likely than not that some or all of the deferred tax assets will not be realized.

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

Reclassifications - Certain financial statements line items have been reclassified to conform to the current presentation and have no impact on the previously report consolidated net sales, operating results, and net financial position.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (the “FASB”) and the U. S. Securities and Exchange Commission (the “SEC”) issued the following recent accounting pronouncements:

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements 133 and 140, (“SFAS 155”), which will be effective for the Company beginning January 1, 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company does not expect there to be any significant impact of adopting this standard on its consolidated financial position, cash flows and results of operations.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”), which will be effective for the Company beginning January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. The Company does not expect there to be any significant impact of adopting this standard on its consolidated financial position, cash flows and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 - CONCENTRATIONS OF RISK

The Company is exposed to the followings concentrations of risk:

•
Supplier risk - As of December 31, 2006, the Company had three vendors that each accounted for more than 10% of trade payables. If these vendors were unavailable to provide services in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition could be materially adversely affected.

•
Revenues and account receivable - As of December 31, 2006, the Company had five customers that each accounted for more than 10% of trade receivables and the Company had six (2005: Nil) customers each accounted for more than 10% of revenues for the year ended December 31, 2006. If the Company was unable to obtain other customers, the Company's business, operating results and financial condition would be materially adversely affected.

•	Geographic sales - The Company's geographic sales as a percent of total revenue are as follows:

	2006	2005
United States	-%	18%
Hong Kong	100%	76%
China	-%	6%

NOTE 4 - SEGMENT INFORMATION

During 2006, the only operating segment of the Company was advertising and list rentals which generated 100% of the Company's revenues (2005: 98%). In the previous year, the allocation of administrative costs were based on “cause-and-effect” matching on the incurrence of such cost and the directly attributable effect of such cost to the relevant business segment. When there was no basis for the application of allocating those incurred cost and interest expenses to any specific segment, such cost was regarded as corporate general and administrative expenses. For the year ended December 31, 2006, no such allocation was made as there was only one operating segment remaining.

Segment information as of and for years ended December 31 is as follows:

2006	Product sales	Advertising and list rentals	Total
Total revenues	$-	$5,179,174	$5,179,174
Loss before income taxes	-	(5,665,063)	(5,665,063)
Total assets	-	4,763,015	4,763,015

2005	Product sales	Advertising and list rentals	Total
Total revenues	$43,071	$2,145,571	$2,188,642
Loss before income taxes	(116,101)	(156,531)	(272,632)
Total assets	-	2,360,860	2,360,860
Impairment loss of property, plant and equipment		(266,833)	(266,833)

The Company’s geographic information based on the financial information used in the preparation of its financial statements is as follows:

2006	US	Hong Kong	PRC
Revenues
Advertising and list rentals	$22,000	$5,157,174	$-
Long-lived assets	10,998	26,650	14,520
Intangible assets	-	311,412	-

2005	US	Hong Kong	PRC
Revenues
Product sales	$43,071	$-	$-
Advertising and list rentals	353,848	1,655,109	136,614
Long-lived assets	26,282	47,320	24,079
Intangible assets	129,316	417,307	-
Impairment loss of property, plant and equipment	-	(266,833)	-

NOTE 5 - RESTRICTED CASH

The Company maintains a cash reserve in the amount of $20,000 with a bank, which is restricted as to use as a requirement of the Company's merchant (credit card) account.

AAGH’s wholly-owned subsidiary, Sino-Trade, maintains pledged fixed deposits bearing interest ranging from 3.58% to 3.95% per annum as required per its bank financing agreements (See Note 11).

NOTE 6 - PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consist of the following:

Prepaid license fee for television program broadcast right (See Note 9)	$508,628
Other prepayments and receivables	4,311
$512,939

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Computers and office equipment	$240,080
Furniture and fixtures	55,151
Leasehold improvements	18,522
313,753
Less accumulated depreciation	261,585
$52,168

During the year ended December 31, 2005, AAGH’s wholly-owned subsidiary, Sino-Trade, wrote-off the leasehold improvements of its previous rented office due to the removal of office and recognized an impairment loss of property, plant and equipment amounting to $266,833.

NOTE 8 - INCOME TAXES

Provision for income taxes and income taxes payable. Provision for income taxes includes (i) minimum franchise taxes due in the State of California for 2006 of $800 (2005: $800) and (ii) Hong Kong profits tax of $445,761 (2005: $108,968) for AAGH’s subsidiary operating in Hong Kong. Hong Kong profits tax rate is 17.5% on the subsidiary's estimated assessable profits arising in Hong Kong. A reconciliation of earnings before tax to the effective tax rate for the Hong Kong subsidiary follows:

	2006	2005
Earnings before tax	$2,149,800	$408,364

Tax at Hong Kong profits tax rate	376,215	71,464
Tax effect of non-assessable income and non-deductible expenses	41,951	5,395
Change in deferred tax	27,595	32,109
Tax charge for the year at the Company’s effective tax rate	445,761	108,968

AAGH’s subsidiary operating in the PRC is subject to PRC Foreign Enterprise Income Tax at a rate of 15% on the subsidiary's assessable profits, based on existing PRC tax legislation, interpretations and practices in respect thereof. No provision for PRC Foreign Enterprise Income Tax has been made as the subsidiary did not have any assessable profits for 2006 and 2005.

Income taxes payable at December 31, 2006 consists of Hong Kong Profits Tax of $339,343 and California minimum franchise taxes of $800.

Deferred taxation. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheet follows:

2006
Deferred tax assets:
Federal net operating loss carryforwards (34%)	$2,845,008
State net operating loss carryforwards (8.84%)	739,702
Valuation allowance (42.84%)	(3,584,710)
Net deferred tax asset	-

Deferred tax liabilities:
Depreciation	59,704

Net deferred tax liability	$59,704

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a 100% valuation allowance for 2006.

The valuation allowance for 2006 increased approximately $3,346,207 from 2005, primarily representing the effect of net operating loss carryforwards of approximately $8,367,671 for both federal and state income tax purposes, which expire through 2026 and 2011, respectively. The Company has fully reserved against its deferred tax asset, as it does not believe realization is likely. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s federal net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Employment Agreements. On January 1, 2004, the Company entered into an employment agreement with its President, Michael Mak, which provided for an annual salary of $100,000, plus bonuses of up to 1% of base salary. On January 15, 2004, the Company amended the employment agreement to adjust the salary to $60,000 per year plus bonuses of up to 1% of net sales of BonusAmerica over and above $10 million, valid for one year.

On August 18, 2006, the Company entered into a new employment agreement with its President, Michael Mak, for an initial term of five years renewable for an additional five-year period until terminated by the parties. Compensation includes (i) a base salary of $60,000 per year, (ii) bonuses ranging from 0% to 120% of base salary; (iii) a signing bonus in the total gross amount of 2,000,000 shares of restricted common stock payable upon execution of the employment agreement, subject to certain terms and conditions, and (iv) a stock award of 500,000 shares of Series A Convertible Preferred Stock, convertible at 1 preferred share to 200 shares of common stock, payable upon execution of the employment agreement. As of the date of this filing, neither the common stock nor the Series A Convertible Preferred Stock have been issued.

For the year ended December 31, 2006, the Company's President's salary charged to operations was $30,000 (2005: $60,000).

Operating leases. The subsidiaries operating in Hong Kong and the PRC were committed under various non-cancelable operating leases with terms ranging from one to two years with fixed monthly rentals that expired in 2006. None of the leases included contingent rentals. Lease expense charged to operations for 2006 amounted to $2,308 (2005: $77,000). There is no future minimum lease payments under non-cancelable operating leases as at December 31, 2006.

Television program broadcast right. During December 2006, CMPL, an indirect subsidiary of the Company, entered into an agreement for acquisition of a broadcast right of a television program in China. As of December 31, 2006, the subsidiary was committed to pay approximately $536,800 under the agreement for the license and the related computer system, graphics and logo development for the right to the TV program “Who Wantes to Be a Millionaire?” The commitment was due and payable for a license period of 12 months commencing on January 5, 2007, and as of December 31, 2006, the Company had prepaid $508,628. (See Note 6)

NOTE 10 - RELATED PARTY TRANSACTIONS

Facilities. On March 1, 2004, the Company began renting warehouse and office facilities from Stanford International Holding Corporation (“Stanford”), a company founded and controlled by the President of our Company, that had beneficial interests in AAGH during the year, on a month-to-month basis at $6,000 per month. In July 2004, the monthly rental obligation decreased to $3,500 and in July 2005 the monthly rental obligation decreased to $800 per month. During the year ended December 31, 2006, payments to Stanford related to rent were $9,600 (2005: $24,200).

Fixed assets rentals. On February 20, 2004, the Company agreed to lease property and equipment to Stanford based on a reasonable and agreed upon charge. Lease charges were approximately 15% of the depreciation expense in 2005. The percentage was 29% for 2006 since the agreement between the Company and Stanford includes no agreed upon percentage. During the year ended December 31, 2006, fixed asset rental income was $13,050 (2005: $17,400).

Amounts due from related parties. Amounts due from related parties are unsecured, interest free and repayable on demand and include the following: (i) amounts due from entities under common control by the Company’s President, who is also the Chief Executive Officer and the interim Chief Financial Officer of the Company totaling $768,965; and (iii) amounts due from minority shareholders of $513.

Amount due to a related party. Amount due to a related party of $17,173 represents amount payable to an officer for accrued expenses incurred in the ordinary course of business. The amount due is unsecured, interest free and repayable on demand.

Stock-based compensation to an executive. On August 18, 2006, the Company entered into an employment agreement with its President, Michael Mak (See Note 9). Pursuant to and upon execution of the employment agreement, Michael Mak is entitled to a signing bonus in the total gross amount of 2,000,000 shares of restricted common stock and a stock award of 500,000 shares of Series A Convertible Preferred Stock. As of December 31, 2006, neither the common stock nor the Series A Convertible Preferred Stock had been issued. Accordingly, the Company presents 739,726 shares of common stock with a fair value of $153,123 and 500,000 shares of Series A Convertible Preferred Stock with a fair value of $1,000,000 as capital stocks to be issued in the stockholders’ equity on the consolidated balance sheet.

NOTE 11 - BANK LOAN

A subsidiary of AAGH obtained banking facilities with financial institutions in Hong Kong that included term loans of $856,544 (HKD6,681,042), various letters of credit of $512,821 (HKD4,000,000), trust receipt of $256,410 (HKD2,000,000) and overdraft protection of $25,641 (HKD200,000). The aggregate outstanding facilities under the agreements that the subsidiary may have for all facilities excluding the term loans is $256,410 (HKD2,000,000). As of December 31, 2006, the subsidiary had outstanding a bank overdraft of $25,578, term loan of $513,610, and letters of credit of $262,628. The term loans are payable in equal monthly installments ranging from 12 months to 36 months and subject to interest at rates ranging from 6.75% to 8.5% per annum. The letters of credit have maximum terms ranging from ninety days to six months and the trust receipts have maximum terms of ninety days subject to interest at rates ranging from 0.5% to 1% per annum over the Hong Kong (“HK”) Prime Rate. The bank overdraft is subject to interest at 1% per annum over the HK Prime Rate. The banking facilities of the subsidiary are personally guaranteed by the Company's President, who is also the Company’s Chief Executive Officer and interim Chief Financial Officer, and the subsidiary’s officer, corporately guaranteed by the Company and secured by the pledged fixed deposit of $397,239 (HKD3,098,467). (See Note 5)

Future minimum payments in the aggregate for Company’s debt for each of the five years following December 31, 2006 are as follows: 2007: $707,509; 2008: $94,307; 2009 to 2011: $-.

NOTE 12 - STOCKHOLDERS’ EQUITY

Preferred stock authorized. During the year ended December 31, 2006, AAGH created a class of non-dilutable preferred stock, 500,000 shares of $0.001 par value preferred stock, designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”) and filed a “Certificate of Designation” with the State of Nevada to establish the voting powers, designations, preferences, limitations, restrictions and relative rights of the Preferred Stock. Holders of the Series A Preferred Stock shall be entitled to receive dividends or other distributions with the holders of common stock on an as converted basis when, as, and if declared by the directors of AAGH. Each Series A Preferred Stock stockholder who desires to convert into AAGH’s common stock must provide a ten (10) day written notice to AAGH of its intent to convert one or more shares of Series A Preferred Stock into common stock at a conversion rate of 200 common stock shares for every one (1) Series A Preferred Stock. AAGH may, in its sole discretion, waive the ten (10) day written notice requirement and allow for the immediate exercise to the right to convert. Holders of the Series A Preferred Stock shall have the right to vote upon any matter submitted to the stockholders for a vote pursuant to the Certificate of Designation of the Rights and Preferences of the Series A Preferred Stock. Upon liquidation, the holders of the Series A Preferred Stock shall be entitled to receive, prior to the holders of the other series of preferred stock and prior and in preference to any distribution of the assets or surplus funds to the holders of any other shares of stock of AAGH. Refer to Form 8-K filed with the SEC on October 27, 2006 for further information.

Common stock authorized. During the year ended December 31, 2006, AAGH filed an amendment to its articles of incorporation with the State of Nevada to increase its authorized capital from 75,000,000 shares of $0.001 par value common stock to 200,000,000 shares of $0.001 par value capital stock, of which 199,500,000 shares was designated as $0.001 par value common stock and 500,000 shares was designated as $0.001 par value preferred stock.

NOTE 13 - STOCK-BASED COMPENSATOIN

During the year ended December 31, 2006, the Company had made stock-based compensations for services received relating to management services, business advisory, and legal and professional services and as compensation to the Company’s President pursuant to the Employment Agreement. Details of the stock-based compensations made during the year ended December 31, 2006 are as follows:

Common stock issued and to be issued. During the year ended December 31, 2006, the Company had entered into various stock-based compensation agreements for services received relating to management services, business advisory, and legal and professional services and as compensation to the Company’s President pursuant to the Employment Agreement. The shares of common stock issued or to be issued are as follows:

(i)
10,000,000 unrestricted shares of common stock were issued for services received relating to management services, business advisory, and legal and professional services valued at the fair market value on the dates of grant. The aggregate fair value of the 10,000,000 unrestricted shares of common stock granted was approximately $1,819,000. The shares were issued under AAGH's Registration Statement on Form S-8 relating to the registration of the AAGH's 2005 Non-Qualified Incentive Stock Compensation Plan as filed with the SEC on January 9, 2006;

(ii)
25,000,000 unrestricted shares of common stock were issued for services received relating to management services, business advisory, and legal and professional services valued at the fair market value on the dates of grant. The aggregate fair value of the 25,000,000 unrestricted shares of common stock granted was approximately $4,425,000. The shares were issued under AAGH's Registration Statement on Form S-8 relating to the registration of the AAGH's 2006 Non-Qualified Incentive Stock Compensation Plan as filed with the SEC on October 27, 2006; and

(iii)
Pursuant to an Employment Agreement dated August 18, 2006, 2,000,000 shares of restricted common stock were payable to the Company’s President as a signing bonus to be earned over one year as part of a compensation package upon the execution of the employment agreement (See Note 9). The fair value of the common stock signing bonus totaled $414,000 and will be recognized ratably over the one-year service period per the employment agreement. The fair value was based on the quoted market value of the Company’s common stock as at the date of the employment agreement. As of December 31, 2006, the shares earned had not been issued and accordingly, the common shares to be issued are presented in the stockholders’ equity section of the consolidated balance sheet under the caption “Common stock to be issued”. Upon the issue of the 739,726 shares of restricted common stock, the par value of the 739,726 shares of restricted common stock totaling $740 will be transferred to common stock issued and outstanding. The excess of $738,986 will be recognized as an addition to the additional paid-in capital.

Preferred stock to be issued. Pursuant to an Employment Agreement dated August 18, 2006, the 500,000 shares of Series A Preferred Stock were payable to the Company’s President as part of a compensation package upon the execution of the agreement (See Note 9). As of December 31, 2006, no Series A Preferred Stock had been issued. Accordingly, the preferred stock to be issued are presented in the stockholders’ equity section of the consolidated balance sheet under the caption “Preferred stock to be issued”. The fair value of the 500,000 shares of Series A Preferred Stock at the grant date was calculated based on the Black-Scholes model, a closed-form pricing model based on the following assumptions: (i) risk-free interest rate of 5.25%; (ii) expected volatility of 143% computed based on the daily volatility of the closing price of the common stock over a one-year period; (iii) the market value of the underlying common stock of $0.207 as at the date of the Employment Agreement; (iv) the assumed fair value of the services rendered by the Company’s President for each underlying common stock granted of $0.207; and (v) immediate vesting period. Based on the Black-Scholes pricing model, the fair value of 500,000 shares of Series A Preferred Stock at the grant date was $1,000,000. Upon the issue of the Series A Preferred Stock, the par value of the Series A Preferred Stock totaling $500 will be recognized as Series A Preferred Stock issued and outstanding. The excess of $999,500 will be recognized as an addition to the additional paid-in capital.

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to the year end, the Company issued 26,500,000 unrestricted shares of common stock for services received relating to management services, business advisory, and legal and professional services. The shares were issued under the AAGH’s Registration Statement on Form S-8 relating to the registration of the AAGH's 2007 Non-Qualified Incentive Stock Compensation Plan as filed with the SEC on January 31, 2007.

Subsequent to the year end, the Company issued a convertible promissory note (the “Note”) to Sabana Investments LLC for the amount of $500,000 and bearing interest at 20% per annum, of which $350,000 has been received during February of 2007. The term of the Note is for 90 days and matures on May 15, 2007. The Note allows for an option to convert any unpaid principal and interest into AAGH’s $0.001 par value common stock at a conversion price equal to the market price for such shares as of the date of the conversion.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 15, 2007, the Company’s previous independent registered public accounting firm resigned and the Company engaged the accounting firm of HLB Hodgson Impey Cheng as the Company’s independent registered public accounting firm as of February 15, 2007. Form 8-K filed with the Securities and Exchange Commission on March 20, 2007, is incorporated by reference, as applicable.

ITEM 8A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III.

ITEM 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(A) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and officers, as of December 31, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position	Director Since

Michael Mak	60	Chief Executive Officer, Interim	2004
		Financial Officer and Director

John A. Leper	51	Vice-President, Secretary and	2004
		Director

Michael Mak, our President, Chief Executive Officer, interim Chief Financial Officer and Director, joined us in May 2004. Mr. Mak founded Stanford International Holding Corporation in 1999 and BonusAmerica Corporation in 2002. He also ran a direct marketing firm from 1999 to present. Mr. Mak began his business career with Berlin & Company, a finance company located in Hong Kong in 1963, as a foreign exchange dealer. He was promoted to Manager five years later, and made Associate Partner in 1972. He managed the organization until 1985 when he immigrated to the United States. He subsequently founded and managed the following corporations: Triwell International Corporation from 1985 to present, an importer and wholesaler of general merchandise; Unitex Trading Corporation from 1987 to present, a designer and manufacturer of brand name leather goods and watches under the trade name "Charles-Hubert, Paris", which wholesales to department stores and specialties stores throughout North America; and Dingbats Inc. from 1995 to present, a designer and importer of timepieces and licensed watches to Discount Stores.

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

AUDIT COMMITTEE

Our Board of Directors does not have a separate audit committee. The Board has determined that it does not have a member of its Board that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. However, the Company is considering appointing an independent qualified financial expert as well as an additional independent professional to its Board of Directors in order to strengthen and improve its internal disclosure controls and procedures. We are also in the process of searching for qualified candidates to serve as our Chief Financial Officer and/or on our audit committee and as an audit committee financial expert.

CODE OF ETHICS

We are in the process of preparing a code of ethics that applies to our principal Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller, or persons performing similar functions.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of the date of this Report, the Company is in the process of reviewing all transactions that may cause initial reports of ownership or changes in ownership to be filed on Form 3 (Initial Statement of Beneficial Ownership), Form 4 (Changes in Beneficial Ownership) and Form 5 (Annual Statement of Changes in Beneficial Ownership) which is required to be filed under applicable rules of the Commission.

ITEM 10. Executive Compensation

The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded to Michael Mak, our Chief Executive Officer and interim Chief Financial Officer, and our only other executive officers and employees whose total cash compensation exceeded $100,000, or the Named Executive Officers and employees, in fiscal year 2006.

Summary Compensation Table

	Annual Compensation		Compensation Awards
	Fiscal Year		Securities
	Ended	Salary	Underlying	All Other
Name and Principal Position	December 31	Compensation	Bonus	Options
Michael Mak	2006	$30,000	$1,153,123(1)	$—
Chief Executive Officer and
Interim Chief Financial Officer	2005	60,000	—	—

John A. Leper	2006	—	—	—
Secretary
	2005	35,000	—	—

(1) Pursuant to an Employment Agreement dated August 18, 2006 (See Form 8-K filed with the Commission on October 30, 2006). Mr. Mak is entitled to receive Two Million 144 Restricted Shares of the Company’s Common Stock (739,726 shares due and payable as of December 31, 2006) and Five Hundred Thousand (500,000) Shares of the Company’s Series A Convertible Preferred Stock. As of the date of this filing, no shares have been issued.

Employment Agreements

On January 1, 2004, the Company entered into an employment agreement with its President, Michael Mak, which provided for an annual salary of $100,000, plus bonuses of up to 1% of base salary. On January 15, 2004, the Company amended the employment agreement to adjust the salary to $60,000 per year plus bonuses of up to 1% of net sales of BonusAmerica over and above $10 million, valid for one year.

On August 18, 2006, the Company entered into a new employment agreement with its President, Michael Mak, for an initial term of five years renewable for an additional five-year period until terminated by the parties. Compensation includes (i) a base salary of $60,000 per year, (ii) bonuses ranging from 0% to 120% of base salary; (iii) a signing bonus in the total gross amount of 2,000,000 shares of restricted common stock payable upon execution of the employment agreement, subject to certain terms and conditions, and (iv) a stock award of 500,000 shares of Series A Convertible Preferred Stock, convertible at 1 preferred share to 200 shares of common stock, payable upon execution of the employment agreement. As of the date of this filing, neither the common stock nor the Series A Convertible Preferred Stock have been issued.

For the year ended December 31, 2006, the Company's President's salary charged to operations was $30,000 (2005: $60,000).

Compensation of Directors

Members of our Board of Directors receive no compensation for such service.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership - Certain Beneficial Owners

Beneficial ownership is shown as of April 11, 2007, for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our three other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended December 31, 2006, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 834 S. Broadway, 5th Floor, Los Angeles, California 90014.

		Shares
		Presently		Percentage
		Acquirable		of Class
		Within 60		Beneficially
Beneficial Owner	Shares	Days (1)	Total	Owned
Standford International Holding Corporation (2)	11,500,000	0	11,500,000	14.1%
Michael Mak (2)(3)(4)	11,500,000	0	11,500,000	14.1%
John A. Leper (3)(4)	0	0	0	0%

All Officers and Directors as a Group (2 persons)	11,500,000	0	11,500,000	14.1%

(1) Shares of common stock subject to options and warrants that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options and warrants for computing such person's percentage, but are not treated as outstanding for computing the percentage of any other person.

(2) Michael Mak, our Chief Executive Officer, interim Chief Financial Officer and director, is also the Chief Executive Officer and a beneficial owner of 100% of Stanford International Holding Corporation, or Stanford. According to the Schedule 13D filed with the United States Securities and Exchange Commission on June 28, 2004, by Stanford, in which Stanford owns 11,500,000 shares (approximately 14.1%) of our issued and outstanding Common Stock.

(3) Director.

(4) Executive Officer.

ITEM 12. Certain Relationships and Related Transactions, and Director Independence

Premises

On March 1, 2004, we began renting warehouse and office facilities consisting of approximately 5,000 square feet from Stanford (which leases the premises from an unrelated third party) on a month-to-month basis at $6,000 per month. In July, 2004, our monthly rental obligation decreased to $3,500. In July, 2005, our monthly rental obligation decreased to $800. During the twelve months ended December 31, 2006, payments to Stanford related to rent were $9,600 (2005: $24,200)

Fixed Assets Rentals

On February 20, 2004, we agreed to lease property and office and other equipment from Stanford based on a reasonable and agreed upon charge. Lease charges were approximately 15% of the depreciation expense in 2005. The percentage was 29% for 2006 since the agreement between us and Stanford includes no agreed upon percentage. The agreement was terminated on September 30, 2006, and the income for nine months ended September 30, 2006 was $13,050.

Amounts Due From/To Affiliate

As at December 31, 2006, we had amounts receivable from related parties including the following: (i) amounts due from entities under common control by the Company’s President, who is also the Chief Executive Officer and the interim Chief Financial Officer of the Company totaling $768,965; and (iii) amounts due from minority shareholders of $513. All the receivables are unsecured, interest free and repayable on demand.

Stock-based compensation to an executive.

On August 18, 2006, we entered into an employment agreement with its President, Michael Mak. Pursuant to and upon execution of the employment agreement, Michael Mak is entitled to a signing bonus in the total gross amount of 2,000,000 shares of restricted common stock and a stock award of 500,000 shares of Series A Convertible Preferred Stock. As of December 31, 2006, neither the common stock nor the Series A Convertible Preferred Stock had been issued. Accordingly, the Company presents 739,726 shares of common stock with a fair value of $153,123 and 500,000 shares of Series A Convertible Preferred Stock with a fair value of $1,000,000 as capital stocks to be issued in the stockholders’ equity on the consolidated balance sheet.

ITEM 13. Exhibits

(a) Exhibits

2.1	Articles of Incorporation filed with the Nevada Secretary of State on February 1, 2002 (Exhibit 3.1 to Registration Statement on Form SB-2 filed with the Commission on April 25, 2002)

2.2	First Amendment to Articles of Incorporation filed with the Nevada Secretary of State on May 20, 2004 (Exhibit 3.1 to Form 8-K/A filed with the Commission on May 26, 2004)

2.3	Second Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 9, 2006 (Exhibit 3.1 to Form 8-K filed with the Commission on July 31, 2006)

2.4	Third Amendment to Articles of Incorporation filed with the Nevada Secretary of State on August 22, 2006 (Exhibit 3.1 to Form 8-K filed with the Commission on September 13, 2006)

2.5	Bylaws (Exhibit 3.4 to Registration Statement on Form SB-2 filed with the Commission on April 25, 2002)

2.6	Amended Bylaws (Exhibit 3.2 to Form 10Q-SB filed with the Commission on February 19, 2003)

3.1	Form of Stock Certificate (Exhibit 4.1 to Registration Statement on Form SB-2 filed with the Commission on April 25, 2002)

3.2
Demand Promissory Note in the principal amount of US$100,000, dated April 3, 2002 from the Company in favor of Archer Pacific Management Inc. (Exhibit 4.2 to Form SB-2 filed with the Commission on April 25, 2002)

3.3
Demand Promissory Note in the principal amount of US$39,010.97, dated March 8, 2002 from the Company in favor of Archer Pacific Management Inc. (Exhibit 4.3 to Form SB-2 filed with the Commission on April 25, 2002)

3.4	Demand Promissory Note in the principal amount of US$19,506.16, dated March 8, 2002 from the Company in favor of Fred Tse (Exhibit 4.4 to Form SB-2 filed with the Commission on April 25, 2002)

3.5	Assignment, dated June 30, 2004, between the Company and Archer Pacific Management Inc. (Exhibit 10.1 to Form 10-QSB filed with the Commission on November 22, 2004).

3.6	Assignment, dated June 30, 2004, between the Company and Fred Tse (Exhibit 10.2 to Form 10-QSB filed with the Commission on November 22, 2004).

3.7	Share Exchange Agreement (Exhibit 10.1 to Form 8-K filed with the Commission on March 9, 2004)

4.1	Form of Subscription Agreement (Exhibit 99.1 to Form SB-2 filed with the Commission on April 25, 2002)

6.1	Management Agreements (Exhibit 10.1through 10.12 to Form 8-K filed with the Commission on November 3, 2006)

6.2	Employment Agreement with Michael Mak (Exhibit 10.1 to Form 8-K filed with the Commission on October 27, 2006)

21	Subsidiaries List (filed herewith)

23.1	Consent of Registered Public Accounting Firm - HLB Hodgson Impey Cheng (filed herewith)

23.2	Consent of Registered Public Accounting Firm - Clancy and Co., P.L.L.C. (filed herewith)

24	Power of Attorney (filed herewith) (see signature page)

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

32.1	Certificate pursuant to 18 U.S.C. ss. 1350 for Michael Mak, Chief Executive Officer (filed herewith)

32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Michael Mak, Chief Financial Officer (filed herewith)

ITEM 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by HLB Hodgson Impey Cheng (“HLB”), the Company’s former auditors, Clancy and Co., P.L.L.C. and its Hong Kong affiliate, HLB Hodgson Impey Cheng (collectively, "Clancy" for the services rendered during the year ended December 31, 2005) and the Company's former auditors, McKennon, Wilson & Morgan LLP ("MWM") for professional services rendered for the years ended December 31, 2006 and 2005:

	2006		2005
Service	HLB	Clancy	Clancy	MWM
Audit Fees	$150,000	$33,550	$130,000	$—

Audit Related Fees	—	—	—	2,525

Tax Fees	—	—	—	—

All Other Fees	—	—	—	—

TOTAL	$150,000	$33,550	$130,000	$2,525

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

ASIA GLOBAL HOLDINGS CORP.

/s/ Michael Mak
MICHAEL MAK, Chief Executive Officer (Principal executive officer)

/s/ Michael Mak
MICHAEL MAK, Interim Chief Financial Officer (Principal financial officer)
Dated: April 16, 2007

In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on April 16, 2007.

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

Signature	Title

/s/ Michael Mak	Chief Executive Officer, Interim Chief Financial Officer (Principal executive officer and Director)
Michael Mak

/s/ John Leper	Secretary and Director
John A. Leper