Form 10KSB/A
period 2005-12-31
ASIA GLOBAL HOLDINGS CORP.
filed 2007-04-23
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-KSB / A#3

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

EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A-3 ("Form 10-KSB/A-3") is being filed as Amendment No. 3 to our Annual Report on Form 10-KSB for the year ended December 31, 2005, which was originally filed with the Securities and Exchange Commission ("SEC") on April 24, 2006, (the "Original Filing"). We are filing this Amendment No. 3 to make additional changes that inadvertently did not get reflected in the 10KSB-A#2 as filed with the SEC on April 16, 2007. Specifically, the changes made to Form 10-KSB/A-2 were as follows:

(i)	to expand our disclosures in Part II, Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

(ii)	to amend Part II, Item 7. Financial Statements: Auditors’ Report, Consolidated Statement of Cash Flows and Note 11 to the financial statements;

(ii)	to update Part II, Item 13. Exhibits and Reports on Form 8-K for inclusion of Exhibits 23, 31 and 32 for this amended filing.

Other than the above specific items, there have been no other changes to the 10KSB-A#2.

Asia Global Holdings Corp. (formerly known as BonusAmerica Worldwide Corp.)

Annual Report on Form 10-KSB / A#3
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

Cost of sales were $569,708 representing 26% of our total revenue of $2,188,642 for the twelve month period ended December 31, 2005 as compared to $1,426,344, 32% of total revenue of $4,465,534 for the twelve month period ended December 31, 2004. The decrease in cost of sales as a percentage of sales for the twelve month period ended December 31, 2005 is attributable to the decrease in Online Retailing operations which represented 53% of our total revenue in 2004 and only 2% of our total business in 2005, in order to invest more resources in further developing our more profitable Media and Advertising business.

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

Cost of Sales Media and Advertising Segment

Cost of sales for our Media and Adverting Segment were $443,706 representing 21% of our total segment revenue of $2,145,571for the twelve month period ended December 31, 2005 as compared to $107,138, representing 5% of total segment revenue of $2,113,906 for the twelve month period ended December 31, 2004. The increase in cost of sales as a percentage of sales for the twelve month period ended December 31, 2005 is attributable to increased sales commissions which were incurred as a trade-off for fixed overhead administrative expenses for on-staff sales force which we cut back.

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

Loss on Disposal of Fixed Assets, Depreciation and Amortization

Loss on disposal of fixed assets for the twelve month period ended December 31, 2005 totaled $266,833, which resulted from the write-off of leasehold improvements at our old Sino-Trade office in Hong Kong due to the relocation of our offices.

Depreciation for twelve month period ended December 31, 2005 was $109,867 compared to the twelve month period ended December 31, 2004, of $69,674, an increase of $40,193 resulting from a full year’s depreciation taken in 2005 for our significant capital expenditures made in 2004. Our depreciation accounting policy has not changed for the periods and is consistent with the estimated useful lives of the remaining assets.

Amortization of intangible assets for the twelve month period ended December 31, 2005 was $306,147 compared to $209,735 for the twelve month period ended December 31, 2004, an increase of $96,412 which is attributable to the increased cash paid for intangible assets during the periods. The gross carrying value at December 31, 2005 was $1,150,876, accumulated amortization was $604,253, and the carrying value of $546,623. The Company amortizes the cost of these assets over a period of three to five years. The estimated aggregate amortization expense for each of the five succeeding years is 2006: $235,000; 2007: $106,000; 2008: $106,000; 2009: $90,000; and 2010: $10,000.

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

Liquidity and Capital Resources for the Twelve Month Period Ended December 31, 2005 and 2004

Cash flows from operating activities

We experienced positive cash flows provided by operations in the amount of $750,107 for the twelve month period ended December 31, 2005, primarily due to a net loss from operations of $382,400 offset by non-cash charges such as depreciation and amortization of $416,014, impairment loss of property, plant and equipment due to the write off of leasehold improvement in our Kowloon, Hong Kong office amounting to $266,833, and changes in operating assets such as a decrease in accounts receivable of $503,622 due to resulting cash collections and increases in other current assets of $252,376 primarily due to agreements signed and deposits paid for services to do 9 exhibitions in the People’s Republic of China (“PRC”) and a deposit for the acquisition of a printing factory located in the PRC.

We experienced positive cash flows provided by operations in the amount of $565,962 for the twelve month period ended December 31, 2004, primarily due to net income from operations of $473,950 offset by non-cash charges such as depreciation and amortization of $279,409 and changes in operating assets such as an increase in accounts receivable of $978,722 due to increased revenues in our Media and Advertising Business coupled with increases in our accounts payable and accrued expenses of $563,999.

Cash flows from investing activities

Net cash flows used in investing activities for 2005 was $1,121,500 representing approximately $761,000 in repayments to or advances to related parties and a director, $259,365 of restricted cash required as part of our subsidiary's banking facility agreement, and $99,252 representing cash paid for intangible assets. Net cash flows used in investing activities for 2004 was $728,118 primarily representing cash paid for the acquisition of fixed assets and intangible assets as well as a loan from a director for approximately $300,000.

Cash flows from financing activities
Net cash flows provided by financing activities for 2005 represents net funds advanced of $328,972 under banking agreements. Net cash flows provided by financing activities for 2004 represented $250,000 received from Stanford International Holding Corporation, a Company founded and controlled by our Company, to support operations.

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

/s/ Clancy and Co., P.L.L.C.
Scottsdale, Arizona
April 19, 2006, except for Notes1, 2 and 11 which are dated as of February 6, 2007

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

ASIA GLOBAL HOLDINGS CORP.
(formerly known as BonusAmerica Worldwide Corp.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005 (restated)	2004 (restated)
Cash flows from operating activities
Net income (loss)	$(382,400)	$473,950
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest expense, non-cash	-	26,483
Depreciation and amortization	416,014	279,409
Impairment loss of property, plant and equipment	266,833	-
Provision for income taxes	108,968	119,257
Provision for inventory obsolescence	22,861	-
Changes in operating assets:
Accounts receivables	503,622	(978,722)
Inventories	95,695	135,614
Prepayments and other current assets	(252,376)	(88,131)
Accounts payable and accrued liabilities	258	563,999
Amounts payable to related parties	(29,368)	34,103
Net cash flows provided by operating activities	750,107	565,962

Cash flows from investing activities
Advances to related parties	(461,460)	-
Loan from (repayment to) a director	(299,359)	301,025
(Increase)/decrease in restricted cash	(259,365)	30,000
Purchases of equipment	(2,064)	(446,580)
Cash acquired in reverse acquisition	-	8,821
Cash paid for intangible assets	(99,252)	(621,384)
Net cash flows used in investing activities	(1,121,500)	(728,118)

Cash flows from financing activities
Bank overdraft	411	-
Advances under letters of credit	100,641	-
Drawdown of bank loan	256,410	-
Repayments of bank loan	(28,490)	-
Repayments on note receivable-related party	-	250,000
Repayments on note receivable-related party	328,972	250,000

Net increase (decrease) in cash and cash equivalents	(42,421)	87,844
Effect of foreign currencies on cash flows	3,238	473
Cash and cash equivalent, beginning of year	88,317	-
Cash and cash equivalent, end of year	$49,134	$88,317

Cash paid for:
Interest	$10,433	$27,213
Income taxes	$800	$800
Non-cash investing and financing activities:
Contribution of note receivable-related party	$-	$250,000

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

NOTE 11 - RESTATEMENT TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the comments from the Securities and Exchange Commission, the Company amended the consolidated financial statements and certain notes related thereto as follows:

The consolidated statements of operations and stockholders’ equity were updated for the year ended December 31, 2004 and Note 1 to the consolidated financial statements was extended to provide additional information regarding the recapitalization of the Company as a result of a reverse acquisition in 2004 The restatement to the consolidated statement of operations was made to retroactively reflect the weighted average number of shares outstanding for 2004. The effect of the restatement was to decrease weighted average common shares outstanding and increase earnings per share. The restatement had no effect on total stockholders’ equity or net income in the accompanying financial statements. The following table presents the effects of the aforementioned amendments to the basic and fully diluted earnings per share.

	2004
	As restated	As previously reported
Weighted Average Common Shares Outstanding - Basic and Diluted	18,487,425	19,862,000
Earnings Per Share - Basic and Diluted	$0.03	$0.02

The accompanying consolidated statements of cash flows for the years ended December 31, 2005 and 2004 have been restated to present changes in cash flows from disbursements for loans or advances made and receipts from collections of loans or advances made as a component of investing activities rather than as financing activities as previously reported. The restatement had no impact on net income, earnings per share (basic or diluted) or total stockholders’ equity.

Additionally, Note 2 to the consolidated financial statements was amended to include expanded disclosures pursuant to the requirements of SFAS 131 which included financial information about geographic area and the facts and circumstances relating to the impairment loss on property, plant and equipment, and the segment in which the impaired asset was reported.

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

ASIA GLOBAL HOLDINGS CORP.

/s/ Michael Mak
MICHAEL MAK, Chief Executive Officer (Principal executive officer)

/s/ Michael Mak
Dated: April 20, 2007	MICHAEL MAK, Chief Financial Officer (Principal financial officer)

In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on April 20, 2007.

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