Form 10QSB
period 2007-03-31
ASIA GLOBAL HOLDINGS CORP.
filed 2007-05-18
CIK 1171689

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the quarterly period ended March 31, 2007

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

The number of shares outstanding of each of the Registrant's classes of common stock, as of March 31, 2007 was 81,362,000 shares, all of one class of $0.001 par value Common Stock.

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

PART 1: FINANCIAL INFORMATION
ASIA GLOBAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$189,172	$22,514
Restricted cash	419,581	417,239
Accounts receivable, net of provision of bad debts	986,477	2,391,503
Prepayments and other current assets	1,051,270	512,939
Amounts due from related parties	2,498,497	1,055,240
Total current assets	5,144,997	4,399,435
Property, plant and equipment, net	45,539	52,168
Intangible assets, net	284,938	311,412
Total Assets	$5,475,474	$4,763,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft, secured	$25,369	$25,578
Secured bank loan - current portion	362,777	419,303
Letters of credit	260,385	262,628
Accounts payable	780,232	908,859
Accrued liabilities	71,685	125,015
Promissory note payable	370,000	-
Income taxes payable	370,552	340,143
Amount due to a related party	-	17,173
Total current liabilities	2,241,000	2,098,699

Long-term Liabilities
Secured bank loan	96,485	94,307
Deferred taxation	59,704	59,704
Total long-term liabilities	156,189	154,011
Total liabilities	2,397,189	2,252,710

Minority interest in consolidated subsidiaries	653,280	-
Commitments and contingencies

Stockholders' equity
Series A convertible preferred stock, $0.001 par value; 500,000 shares authorized
Issued and outstanding: None	-	-
To be issued: 500,000 shares	1,000,000	1,000,000
Common stock, $0.001 par value; 199,500,000 shares authorized
Issued and outstanding: 81,362,000 shares as at March 31, 2007; 54,862,000 shares as at December 31, 2006	81,362	54,862
To be issued: 1,232,877 shares as at March 31, 2007; 739,726 shares as at December 31, 2006	255,205	153,123
Other comprehensive income	5,973	3,517
Additional paid-in capital	10,159,170	7,428,345
Accumulated deficit	(9,076,705)	(6,129,542)
Total stockholders' equity	2,425,005	2,510,305
Total Liabilities and Stockholders' Equity	$5,475,474	$4,763,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(unaudited)	(unaudited)

Revenue	$828,495	$395,618

Cost of revenues	(382,008)	(64,872)

Gross profit	446,487	330,746

Selling expenses	(140,873)	(61,356)
Legal and professional expenses	(2,882,406)	-
General and administrative expenses	(151,857)	(264,365)
Television program promotion expenses	(182,983)
Stock-based compensation to an executive	(102,082)	-
Impairment loss of property, plant and equipment	-	-
Depreciation of property, plant and equipment	(11,421)	(11,965)
Amortization of intangible assets	(26,474)	(69,824)
Operating loss	(3,051,609)	(76,764)

Other income (expense)
Other income	4,854	6,579
Interest expense	(15,410)	(6,731)
Total other expense	(10,556)	(152)

Loss before income taxes	(3,062,165)	(76,916)

Provision for income taxes	(51,718)	(30,769)

Loss after income taxes	(3,113,883)	(107,685)

Minority interests	166,720	-

Net loss attributable to common stockholders	$(2,947,163)	$(107,685)

Basic loss per share	$(0.04)	$(0.00)

Diluted loss per share	$(0.04)	$(0.00)

Basic weighted-average shares outstanding	72,528,667	21,502,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Cash flows from operating activities
Net loss	$(2,947,163)		$(107,685)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest	(166,720)		-
Stock-based compensation to an executive, non-cash	102,082		-
Common stock issued for legal and professional services received, non-cash	2,757,325		175,500
Depreciation and amortization	37,895		81,789
Provision for income taxes	30,409		30,769
Reversal of accrued expense	-		(49,550)
Changes in operating assets:
Accounts receivable	1,405,026		(161,120)
Prepayments and other current assets	(538,331)		(325,173)
Accounts payable and accrued liabilities	(181,957)		(20,088)
Amounts payable to related parties	(17,173)		-
Net cash flows provided by (used in) operating activities	481,393		(375,558)

Cash flows from investing activities
Net advances from (to) related parties	(623,257)		341,290
Increase in restricted cash	(2,342)		(2,229)
Purchases of equipment	(4,792)
Net cash flows provided by (used in) investing activities	(630,391)		339,061

Cash flows from financing activities
Bank overdraft	(209)		23,145
Advances (Repayments) under letters of credit	(2,243)		1,378
Issue of promissory note	370,000		-
Drawdown of bank loan	134,704		-
Repayments of bank loan	(189,052)		(21,368)
Net cash flows provided by financing activities	313,200		3,155

Net decrease in cash and cash equivalents	164,202		(33,342)
Effect of foreign currencies on cash flows	2,456		(41)
Cash and cash equivalents, beginning of period	22,514		49,134
Cash and cash equivalents, end of period	$189,172		$15,751

Cash paid for:
Interest	$15,410		$6,731
Income taxes	$21,309		$-

Non-cash investing and financing activities:
Issue of common stock for services received	$2,757,325		$175,500
Stock-based compensation to an executive, non-cash	$102,082		$-
Amounts due from minority interest in relation to unsettled investment cost of a subsidiary	$820,000	$

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -BASIS OF PRESENTATION AND GOING CONCERN

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Asia Global Holdings Corp. (“AAGH”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2007. The interim financial statements should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2007.

The condensed consolidated financial statements include the accounts of AAGH and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Certain comparative prior period amounts have been reclassified to conform to the current period's presentation.

Going concern

The accompanying condensed consolidated financial statements contemplate continuation of the Company as a going concern. Due to the Company’s current period net loss of approximately $2,947,000, of which a sizable portion of that net loss is attributable to non-cash items such as stock issued for services received totaling approximately $2,757,000. However, substantial doubt to continue as a going concern is raised and realization of a major portion of the assets in the accompanying condensed consolidated balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

Management believes the Company's ability to continue as a going concern is alleviated because the current sources of liquidity as of April 30, 2007, included approximately $125,162 in cash and cash equivalents, and a $256,410 line of credit available for use under its current line of credit facility, are sufficient to satisfy its cash requirements over the next twelve months. Although there is no assurance that such financing will be available, or if available, that such financing will be available on reasonable terms, management believes it has the ability to borrow additional funds from third parties such as financial institutions or will be successful in a debt or equity financing that will be sufficient to fund its operations for the next twelve months.

Management has taken steps to reduce operating costs and moved a significant portion of its U.S. operations to China during 2006 to benefit from lower overhead costs and further capitalize on the growth potential and success. Management plans to continue reviewing all aspects of its business and making adjustments as needed to those considered unprofitable. Therefore, for at least the next twelve months, the Company can continue to operate as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (the “FASB”) issued the following recent accounting pronouncements:

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

NOTE 3 - BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic EPS is computed as net earnings (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities, such as convertible preferred stock. No potential common stock is considered in the diluted EPS calculation when the Company incurs loss from continuing operations since the effect would be anti-dilutive. The computation of diluted loss per share for the three months ended March 31, 2007, did not assume the exercise of the potential dilution of 500,000 shares of Series A Convertible Preferred Stock to be issued as the exercise of such preferred stock is anti-dilutive.

NOTE 4 - CONCENTRATIONS OF RISK

The Company is exposed to the followings concentrations of risk:

•
Supplier risk - As of March 31, 2007, the Company had four vendors that each accounted for more than 10% of trade payables. If these vendors were unavailable to provide services in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition could be materially adversely affected.

•
Revenues and account receivable - As of March 31, 2007, the Company had three customers that each accounted for more than 10% of trade receivables and the Company had three customers each accounted for more than 10% of revenues for the period ended March 31, 2007. If the Company was unable to obtain other customers, the Company's business, operating results and financial condition would be materially adversely affected.

NOTE 5 - SEGMENT INFORMATION

Segment information. For the three months ended March 31, 2007, the Company only operated in one segment, Media and Advertising, as defined by SFAS 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131").

Geographic information. The Company operates primarily in Hong Kong. The Company's geographic sales as a percent of total revenue are as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
United States	-	6%
Hong Kong	100%	94%

NOTE 6 - RESTRICTED CASH

The Company maintains a cash reserve in the amount of $20,000 with a bank, which is restricted as to use as a requirement of the Company's merchant (credit card) account.

AAGH’s wholly-owned subsidiary, Sino-Trade, maintains pledged fixed deposits bearing interest ranging from 3.54% to 3.95% per annum as required per its bank financing agreements.

NOTE 7 - PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consist of the following:

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)

Prepaid license fees for television program broadcast right	$1,045,428	$508,628
Other prepayments and receivables	5,842	4,311
	$1,051,270	$512,939

NOTE 8 - INCOME TAXES

Provision for income taxes represents Hong Kong profits tax of $51,718 (2006: $30,769) for AAGH’s subsidiary operating in Hong Kong. Hong Kong profits tax rate is 17.5% on the subsidiary's estimated assessable profits arising in Hong Kong. A reconciliation of earnings before tax to the effective tax rate for the Hong Kong subsidiary follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(unaudited)	(unaudited)

Income before income tax	$295,465	$175,898

Tax at Hong Kong profits tax rate	51,706	30,782
Tax effect of non-assessable income and non-deductible expenses	12	(13)
Tax charge for the period at the Company’s effective tax rate	$51,718	$30,769

AAGH’s subsidiary operating in the PRC is subject to PRC Foreign Enterprise Income Tax at a rate of 15% on the subsidiary's assessable profits, based on existing PRC tax legislation, interpretations and practices in respect thereof. No provision for PRC Foreign Enterprise Income Tax has been made as the subsidiary did not have any assessable profits for the three months ended March 31, 2007 and 2006.

Income taxes payable at March 31, 2007 consists of Hong Kong profits tax of $369,752.

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

Letter of credit. The Company’s subsidiary operating in Hong Kong is committed under certain letters of credit and other trust receipt loans issued by DBS Bank (Hong Kong) Ltd and Public Bank (Hong Kong) Ltd totaling $260,358 expiring through May and June 2007 respectively.

Bank loans. The Company’s subsidiary operating in Hong Kong is committed under certain secured bank term loans bearing interest at the rates ranging from 6.75% to 11.24% at March 31, 2007, payable in monthly installments until paid in full. As of March 31, 2007, total amounts outstanding under bank loans was $459,262. Future commitments for the next 12 months subsequent to the balance sheet date are as follows: 2008: $362,777; 2009: $96,485.

Convertible promissory note. The Company issued a convertible promissory note (the “Note”) to a third party, Sabana Investments LLC, for the amount of $370,000 and bearing interest at 20% per annum, of which $370,000 has been received during February of 2007. The term of the Note was for 90 days and matured on May 15, 2007. The Note allows for an option to convert any unpaid principal and interest into AAGH’s $0.001 par value common stock at a conversion price equal to the market price for such shares as of the date of the conversion.

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

For the three months ended March 31, 2007, the Company's President's salary charged to operations was $15,000 (2006: $17,500).

Operating leases. The subsidiaries operating in Hong Kong and the PRC were committed under various non-cancelable operating leases with terms ranging from one to two years with fixed monthly rentals that expired in 2006. None of the leases included contingent rentals. No lease expense was charged to operations for 2007. Total lease expenses for the three months ended March 31, 2006 was $2,308. There is no future minimum lease payments under non-cancelable operating leases as at March 31, 2007.

NOTE 10 - RELATED PARTY TRANSACTIONS

Facilities. On March 1, 2004, the Company began renting warehouse and office facilities from Stanford International Holding Corporation (“Stanford”), a company founded and controlled by the President of our Company, that had beneficial interests in AAGH during the period, on a month-to-month basis at $6,000 per month. In July 2004, the monthly rental obligation decreased to $3,500 and in July 2005 the monthly rental obligation decreased to $800 per month. During the three months ended March 31, 2006 and 2007, the Company did not pay any rent to the related party during the period and no expense has been reflected in the quarterly financial statements for 2006 and 2007 as the amount is deemed immaterial.

Fixed assets rentals. On February 20, 2004, the Company agreed to lease property and equipment to Stanford based on a reasonable and agreed upon charge. Lease charges were approximately 15% of the depreciation expense in 2006. The lease was terminated during the three months ended March 31, 2007 and the Company did not generate any fixed asset rental income during the period. Total rental income for the three months ended March 31, 2006 was $4,350.

Amounts due from related parties. Amounts due from related parties are unsecured, interest free and repayable on demand and include the following: (i) amounts due from entities under common control by the Company’s President, who is also the Chief Executive Officer and the interim Chief Financial Officer of the Company totaling $1,191,936; (ii) amounts due from officers $486,048 and (iii) amounts due from minority shareholders of $820,513.

Stock-based compensation to an executive. On August 18, 2006, the Company entered into an employment agreement with its President, Michael Mak (See Note 9). Pursuant to and upon execution of the employment agreement, Michael Mak is entitled to a signing bonus in the total gross amount of 2,000,000 shares of restricted common stock and a stock award of 500,000 shares of Series A Convertible Preferred Stock. As of March 31, 2007, neither the common stock nor the Series A Convertible Preferred Stock had been issued. Accordingly, the Company presents 1,232,877 shares of common stock with a fair value of $255,205 and 500,000 shares of Series A Convertible Preferred Stock with a fair value of $1,000,000 as capital stocks to be issued in the stockholders’ equity on the condensed consolidated balance sheet.

NOTE 11 - STOCKHOLDERS’ EQUITY

Preferred stock authorized. During 2006, AAGH created a class of non-dilutable preferred stock, 500,000 shares of $0.001 par value preferred stock, designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”) and filed a “Certificate of Designation” with the State of Nevada to establish the voting powers, designations, preferences, limitations, restrictions and relative rights of the Preferred Stock. Holders of the Series A Preferred Stock shall be entitled to receive dividends or other distributions with the holders of common stock on an as converted basis when, as, and if declared by the directors of AAGH. Each Series A Preferred Stock stockholder who desires to convert into AAGH’s common stock must provide a ten (10) day written notice to AAGH of its intent to convert one or more shares of Series A Preferred Stock into common stock at a conversion rate of 200 common stock shares for every one (1) Series A Preferred Stock. AAGH may, in its sole discretion, waive the ten (10) day written notice requirement and allow for the immediate exercise to the right to convert. Holders of the Series A Preferred Stock shall have the right to vote upon any matter submitted to the stockholders for a vote pursuant to the Certificate of Designation of the Rights and Preferences of the Series A Preferred Stock. Upon liquidation, the holders of the Series A Preferred Stock shall be entitled to receive, prior to the holders of the other series of preferred stock and prior and in preference to any distribution of the assets or surplus funds to the holders of any other shares of stock of AAGH. Refer to Form 8-K filed with the SEC on October 27, 2006 for further information.

Common stock authorized. During 2006, AAGH filed an amendment to its articles of incorporation with the State of Nevada to increase its authorized capital from 75,000,000 shares of $0.001 par value common stock to 200,000,000 shares of $0.001 par value capital stock, of which 199,500,000 shares was designated as $0.001 par value common stock and 500,000 shares was designated as $0.001 par value preferred stock.

NOTE 12 - STOCK-BASED COMPENSATOIN

During the three months period ended March 31, 2007, the Company had made stock-based compensations for services received relating to management services, business advisory, and legal and professional services and as compensation to the Company’s President pursuant to the Employment Agreement. Details of the stock-based compensations made during the three months ended March 31, 2007 are as follows:

Common stock issued and to be issued. During the three months ended March 31, 2007, the Company had entered into various stock-based compensation agreements for services received relating to management services, business advisory, and legal and professional services and as compensation to the Company’s President pursuant to the Employment Agreement. The shares of common stock issued or to be issued are as follows:

(i)
26,500,000 unrestricted shares of common stock were issued for services received relating to management services, business advisory, and legal and professional services valued at the fair market value on the dates of grant. The aggregate fair value of the 26,500,000 unrestricted shares of common stock granted was approximately $2,757,000. The shares were issued under AAGH's Registration Statement on Form S-8 relating to the registration of the AAGH's 2007 Non-Qualified Incentive Stock Compensation Plan as filed with the SEC on January 31, 2007; and

(ii)
Pursuant to an Employment Agreement dated August 18, 2006, 2,000,000 shares of restricted common stock were payable to the Company’s President as a signing bonus to be earned over one year as part of a compensation package upon the execution of the employment agreement (See Note 9). The fair value of the common stock signing bonus totaled $414,000 and will be recognized ratably over the one-year service period per the employment agreement. The fair value was based on the quoted market value of the Company’s common stock as at the date of the employment agreement. As of March 31, 2007, the shares earned had not been issued and accordingly, the common shares to be issued are presented in the stockholders’ equity section of the condensed consolidated balance sheet under the caption “Common stock to be issued”. Upon the issue of the 1,232,877 shares of restricted common stock, the par value of the 1,232,877 shares of restricted common stock totaling $1,233 will be transferred to common stock issued and outstanding. The excess of $253,972 will be recognized as an addition to the additional paid-in capital.

Preferred stock to be issued. Pursuant to an Employment Agreement dated August 18, 2006, the 500,000 shares of Series A Preferred Stock were payable to the Company’s President as part of a compensation package upon the execution of the agreement (See Note 9). As of March 31, 2007, no Series A Preferred Stock had been issued. Accordingly, the preferred stock to be issued are presented in the stockholders’ equity section of the condensed consolidated balance sheet under the caption “Preferred stock to be issued”. The fair value of the 500,000 shares of Series A Preferred Stock at the grant date was calculated based on the Black-Scholes model, a closed-form pricing model based on the following assumptions: (i) risk-free interest rate of 5.25%; (ii) expected volatility of 143% computed based on the daily volatility of the closing price of the common stock over a one-year period; (iii) the market value of the underlying common stock of $0.207 as at the date of the Employment Agreement; (iv) the assumed fair value of the services rendered by the Company’s President for each underlying common stock granted of $0.207; and (v) immediate vesting period. Based on the Black-Scholes pricing model, the fair value of 500,000 shares of Series A Preferred Stock at the grant date was $1,000,000. Upon the issue of the Series A Preferred Stock, the par value of the Series A Preferred Stock totaling $500 will be recognized as Series A Preferred Stock issued and outstanding. The excess of $999,500 will be recognized as an addition to the additional paid-in capital.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to the period three months ended March 31, 2007, the Company has reached a mutual agreement with Sabana Investments, LLC to extend the maturity date of the convertible promissory note of 90 days from May 15, 2007 to August 15, 2007 and to amend the amount of the Note from $500,000 to $370,000. Refer to Form 8-K/A with the SEC on May 16, 2007 for further information.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following discussion should be read in conjunction with AAGH's unaudited condensed consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to AAGH's Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 17, 2007.

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

During March 2004, we formed, a wholly-owned subsidiary, Sino Trade, under the laws of Hong Kong. The original purpose of Sino Trade was to provide additional support to our business-to-business trade operations in China and the United States. Today all of our media and advertising business is conducted through Sino Trade and its subsidiaries.

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

Our yearly revenue in 2006 was $5,179,174, up 137% from 2005. Our total 2006 revenue was entirely derived from our media & advertising segment as a result of our planned re-focusing of resources on this segment. The successful redirection of our resources required significant planning and business changes compared to our operations in 2005 and earlier. We are very pleased to announce that we have now successfully implemented the plan set forth over one year ago. The plan was stated in our 2005 10KSB filing as follows:

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

Our revenues for the first quarter of 2007 were $828,495 an increase of 109% compared to revenues of $395,618 for the same period in 2006.

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

RateandSave.com (Inactive). RateAndSave.com is a consumer-shopping portal that helps consumers find the best prices on products they are seeking. Revenues were generated from advertisers via a cost-per-click bidding model. Through this pay-for-placement bidding system, merchants entered bids for select advertising positions based on product category. When a consumer searched for an item, the merchant with the highest bid for that product category got top placement in the search result. RateandSave.com was launched in October 2004. This portal is indefinitely inactive and will remain so unless or until management determines that adequate resources are available to operate the portal profitably.

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

To address the TV media opportunity in China, our Sino Trade subsidiary created the wholly-owned subsidiary Idea Asia to hold entertainment related businesses. Idea Asia created CMP of which Idea Asia owns 60%. On December 18, 2006, CMP entered into an agreement to acquire the rights from UK based Celador International Limited (now part of 2waytraffic) to broadcast in China the global quiz show phenomenon “Who Wants To Be A Millionaire?”. The remaining 40% of CMP is owned by Kolmanski International Limited and Region Giants Limited who will provide TV production, corporate development, and sales and marketing services to CMP. The initial payment was made by the Company in Q1 of 2007, and plans to broadcast during Q3 of 2007.

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

In the first quarter of 2007 our revenues were $828,495 an increase of 109% compared to revenues of $395,618 for the same period in 2006.

In 2006 The Company experienced a loss of $6,111,111 primarily due to engaging various consultants pursuant to management agreements to perform services rendered relating to expansion into the TV media market in China. We expect that the services rendered will generate an excellent return on our investment since a major part of this expansion included acquiring, through our subsidiaries, the China broadcast rights for the globally successful “Who Wants To Be A Millionaire?” TV program.

In the first quarter of 2007 we experienced a loss of $2,947,163 compared to net loss of $107,685 for same period in 2006. The loss is primarily attributed to engaging additional professional services related to the expansion into the TV media market in China.

The groundwork for expansion into the TV media segment in China was laid during 2006 during which time the Company invested in professional services in the areas of consulting related to TV entertainment, TV media, and non-TV related advertising in China. The strongly emerging opportunity in TV media in China must be carefully pursued only after significant on-the-ground local exploration at the provincial and city levels. Unlike the US, accurate market data and industry intelligence related to TV media is not readily available in China. Management believes the value gained through these efforts will ultimately generate an excellent return on the investment. The expense related to the abovementioned groundwork was paid for with common stock issued in 2006 and valued at $6,244,250. Coupled with our other legal and professional expenses and a non-cash charge for our stock-based compensation to an executive in the sum of $1,153,123, to be settled by preferred and common stock, our professional fees contributed to a significant portion of our year-end losses, approximating $7,400,000 of the total expenses. Likewise, in the first quarter of 2007 expenses related to TV media expansion in China were paid with common stock valued at $2,757,325

Today Asia Global Holdings Corp is focused on building businesses in China and other emerging regions and markets in Asia and worldwide. The Company now has subsidiaries participating in media and advertising, marketing services, Internet commerce and TV entertainment. The Company is headquartered in Hong Kong and has offices in the US and mainland China.

We consider the two most significant recent achievements to be the improved financial performance over the previous year and the expansion into TV media in the China market.

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

Going forward

In 2007 the Company plans to continue expanding upon our proven-successful agency partnership programs with established advertising agencies in China to grow this segment of the business. Also, as mentioned above, we plan to generate a new stream of revenue from the sales of advertising spots airing during the Who Wants To Be A Millionaire? TV shows. We also plan to continue to seek new opportunities in China TV media. We expect these objectives will dominate our operations in 2007.

Results of Operations for the Three Months Ended March 31, 2007 and March 31, 2006

During the three months ended March 31, 2007, we experienced a loss of $2,947,163. We expect to improve our income position over the next 12 months as we plan to continue operating our advertising sales business in China and we expect to begin generating income from our CMP subsidiary in the second half of 2007. We also anticipate an increase in expenses from the operations of CMP.

During the three months ended March 31, 2007, we generated all our revenues from our Media and Advertising division. Over the next twelve months, we plan to devote the majority of our resources to expanding and further developing our Media and Advertising division which now includes our Idea Asia and CMP subsidiaries.

The following table sets forth our net revenues by each operational division for the three months ended March 31, 2007 and 2006:

Total Revenue Three Months Ended March 31

	2007	2006	Variance

Online Retailing	$-	$-	$-	-
US	$-	$-	$-	-
China & HK	$-	$-	$-	-
Media & Advertising	$828,495	$395,618	$432,877	+109%
US	$64	$22,000	$-21,936	-100%
China & HK	$828,431	$373,618	$454,813	+122%

Online Retailing Segment Revenue

During the three month period ended March 31, 2007, we derived $0, or 0% of our total revenue, from our Online Retailing operations, representing no change in revenue from the comparable three month period ending March 31, 2006 in which revenue from Online Retailing totaled $0 representing 0% of the total revenue for that period. While this segment has been reduced to bare-bones operation it is still active as the company may, if in the future market conditions are favorable and management believes opportunity exists in the segment and resources are available, increase the activity in this segment as it has considerable expertise.

Media and Advertising Segment Revenue

During the three month period ended March 31, 2007 we experienced an overall increase from the comparable three month period ending March 31, 2006, which is attributable to expanding our sales force through creating partnerships with established advertising agencies in China.

In China and Hong Kong, our revenue for the Media and Advertising segment totaled $828,431, representing almost 100% of the total media and advertising segment for the three month period ended March 31, 2007. We derived $828,495 or 100% of our total revenue from our media and advertising division. This represents a 109% increase in the segment and a 122% increase in the China and Hong Kong Media and Advertising segment.

Cost of Sales

Cost of Sales by Segment Three Months Ended March 31, 2007

	2007	2006	Variance
Online Retailing	$-	$-	$-	-
US	$-	$-	$-	-
China & HK	$-	$-	$-	-
Media & Advertising	$382,008	$64,872	$317,136	+489%
US	$-	$-	$-	-
China & HK	$382,008	$64,872	$317,136	+489%

Cost of sales were $382,008 representing 46% of our total revenue of $828,495 for the three month period ended March 31, 2007 as compared to $64,872, 16% of total revenue of $395,618 for the three month period ended March 31, 2006. The increase in cost of sales as a percentage of sales for the three month period ended March 31, 2007 is primarily attributable to costs related to program production for the Who Wants To Be A Millionaire? TV show which are detailed below in the Media and Advertising Segment.

Cost of Sales - Online Retailing Segment

Cost of sales for our Online Retailing Segment were $0 representing 0% of our total segment revenue of $0 for the three month period ended March 31, 2007 as compared to $0 representing 0% of total segment revenue of $0 for the three month period ended March 31, 2006. The is no cost of sales for the three month period ended March 31, 2007 as there were no sales in this segment for this period.

Cost of Sales - Media and Advertising Segment

Cost of sales for our Media and Adverting Segment totaled $382,008 representing 46% of our total segment revenue of $828,495 for the three month period ended March 31, 2007 as compared to $64,872, representing 16% of total segment revenue of $395,618 for the three month period ended March 31, 2006. The increase in cost of sales as a percentage of sales for the three month period ended March 31, 2007 is primarily attributable to production costs related to Who Wants To Be A Millionaire? and partially attributable to increased production costs for printing of client advertising and costs related to creating and distributing direct marketing advertising for customers. Specifically, we spent $165,854 respectively for promotion and production of the Who Wants To Be A Millionaire? TV show. We spent $216,154, or 26% of the segment revenue, for printing and direct marketing costs related to our non-TV related products and services. Hence, while our total segment gross margin on sales was 54% down from 84% for the same period in the previous year, our gross margin on sales for our non-TV related products and services was 74% down from 84% for the same period the previous year. The decrease in margin for the segment is attributable to the abovementioned TV show production costs and increased costs for printing and distribution of advertising for clients related to our non-TV products and services. The decrease in margin for our non-TV related products and services is attributable to increased costs for printing and distribution of advertising for clients.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses by Segment Three Months Ended March 31, 2007

	2007	2006	Variance
Online Retailing	$-	$-	$-	-
US	$-	$-	$-	-
China & HK	$-	$-	$-	-
Media & Advertising	$3,460,201	$325,721	$3,134,480	+962%
US	$57,504	$272,630	$-215,126	-79%
China & HK	$3,402,697	$53,091	$3,349,606	+6,309%

Selling, general and administrative expenses increased $3,134,480 to $3,460,201 for the three month period ended March 31, 2007 as compared to $325,721 for the three month period ended March 31, 2006. The increase in expenses during the three month period ended March 31, 2007 was primarily attributable to the issuance of common stock valued at $2,757,325 for professional services related our expansion into TV media in China. Management believes the TV media expansion in China will generate an excellent return on investment.

Selling, General and Administrative Expenses - Online Retailing

Administrative expenses for our Online Retailing Segment were $0 representing 0% of our total segment revenue of $0 for the three month period ended March 31, 2007 as compared to $0, 0% of total segment revenue of $0 for the three month period ended March 31, 2006. The were no administrative expenses for the three month period ended March 31, 2007 as this segment has been reduced to a bare bones state based on management’s decision to shift maximum resources to the media and advertising segment.

Selling, General and Administrative Expenses - Media and Advertising

Administrative expenses for our Media and Adverting Segment totaled $3,460,201 representing 418% of our total segment revenue of $828,495 for the three month period ended March 31, 2007 as compared to $325,721, 82% of total segment revenue of $395,618 for the three month period ended March 31, 2006. The increase in selling, general and administrative expenses as a percentage of sales for the three month period ended March 31, 2007 is attributable to the issuance of common stock valued at $2,757,325 for professional services related our expansion into TV media in China. Management believes the TV media expansion in China will generate an excellent return on investment. Also, to help generate the increase in sales there was an increase in promotional spending of $140,873 and of $182,983 for advertising and TV media respectively, totaling $323,856 up 428% from $61,356 in the first three months of 2006.

Depreciation and Amortization of Intangible Assets

	2007	2006
Depreciation	$11,421	$11,965
Amortization of intangible assets	$26,474	$69,824

We experienced non-cash expenditures of $11,421 and $26,474 from depreciation of fixed assets and amortization of intangible assets, respectively. The depreciation policy adopted in 2007 was consistent with that adopted in 2006; the 5% decrease in depreciation in 2007 as compared with the depreciation of $11,965 in 2006 is attributable to some fixed assets reaching the end of their prescribed useful life in 2006. The policy of amortization of intangible assets adopted in 2007 was consistent with that adopted in 2006; the 62% decrease in amortization in 2007 as compared with the amortization of $69,824 in 2006 is attributable to some intangible assets being fully amortized during the year of 2006.

Other Income (Expense)

Total other income for both periods presented was immaterial and consisted of the following:

	2007	2006
Other income
Fixed asset rental income	$-	$4,350
Interest income	4,854	2,229
	4,854	6,579

Interest expense	15,410	6,731

Total other expense	$10,556	$152

There was no fixed asset rental income in 2007 as the rental income was ceased from October 2006. The fixed assets rental income for the three month period ended March 31, 2006 represents assets leased to Stanford International Holding Corporation, a related party, based on a reasonable and agreed upon charge that approximated 36% of the depreciation expense in 2006. For the three month period ended March 31, 2007, other income only includes interest income obtained in that period.

Net Loss

Net loss for the three month period ended March 31, 2007 was $2,947,163 compared to net loss of $107,685 for three month period ended March 31, 2006. Loss is primarily attributed to non-cash charges such as the issuance of common stock valued at $2,757,325 for professional services related our expansion into TV media in China.

Net Income (Loss) by Segment Three Months Ended March 31, 2007

	2007	2006	Variance
Online Retailing	$-	$-	$-	-
US	$-	$-	$-	-
China & HK	$-	$-	$-	-

Media & Advertising	$-2,947,163	$-107,685	$-2,839,478	2,637%
US	$-162,850	$-293,937	$131,087	-45%
China & HK	$-2,784,313	$186,252	$-2,970,565	-1,595%

Net Loss from Online Retailing

Operating losses attributed to our Online Retailing resulted from lack of sales while maintaining a minimum of administrative expenses. We believe our position in this segment will improve as we continue to scale-down the overhead and operations.

Net Loss from Media and Advertising

The net loss of $2,947,163 in our Media and Advertising segment is primarily due to investment in expansion into TV media in China which management believes will generate an excellent return. The Company expects additional expenses related to this expansion and specifically “Who Wants To Be A Millionaire?”.

Trends, Events, and Uncertainties

Demand for our services and products will be dependent on, among other things, market acceptance of our concept and general economic conditions, which are cyclical in nature. Our business operations may be adversely affected by our competitors and prolonged recessionary periods. We are in the process of seeking additional financing to forward our business plan. During the three months period ended March 31, 2007, the Company issued a convertible promissory note (the “Note”) with Sabana Investments LLC for the amount of $370,000 and an interest rate of 20%. The term of the note is for 90 days but has been extended for further 90 days and will mature on August 15, 2007. The Note allows for an option to convert any unpaid principal and interest into AAGH’s $0.001 par value common stock at a conversion price equal to the market price for such shares as of the date of the conversion date. As of the date of this filing, an amount of $370,000 has been funded to AAGH. There is no assurance additional financing will be available, or if available, that it will be available on reasonable terms. Even if we do obtain such financing, there is no assurance that we will be able to generate profitable operations.

Liquidity and Capital Resources for the Three Month Period Ended March 31, 2007 and 2006

Cash flows from operating activities

We experienced positive cash flows provided by operations in the amount of $481,393 for the three month period ended March 31, 2007, primarily due to net loss from operations of $2,947,163 offset by non-cash charges such as depreciation and amortization of $37,895, legal and professional fee of $2,757,325, stock-based compensation to an executive of $102,082 and changes in operating assets such as an decrease in accounts receivable of $1,405,026 in spite of coupled with increases in our accounts payable and accrued expenses of $181,957.

We experienced negative cash flows from operating activities in the amounts of $375,558 for the three month period ended March 31, 2006, primarily resulting from a net loss offset by non-cash charges such as common stock issued for services, depreciation and amortization, and reversal of accrued expenses, and changes in operating activities accounts such as an increase in accounts receivable due to increased sales and an increase in cash paid for other current assets.

Cash flows from investing activities

Net cash flows used in investing activities for the three month period ended March 31, 2007 was $630,391 primarily representing net advances to related parties of $622,257 and increase of restricted cash required as part of our subsidiary's banking facility agreements of $2,342. Net cash flows generated in investing activities for the three month period ended March 31, 2006 was $339,061 representing $341,290 of net advances from related parties, $2,229 of restricted cash required as part of our subsidiary's banking facility agreement.

Cash flows from financing activities

Net cash flows provided by financing activities for both periods presented primarily represents net funds advanced under banking agreements. In addition, the net cash flows provided by financing activities for the three months ended March 31, 2007 was also contributed by the issuance of promissory note.

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

The accompanying condensed consolidated financial statements contemplate continuation of the Company as a going concern. Due to the Company’s current period net loss of approximately $2,947,163, of which a sizable portion of that net loss is attributable to non-cash items such as stock issued for services rendered totaling approximately $2,757,325 and depreciation and amortization totaling approximately $37,895. However, substantial doubt to continue as a going concern is raised and realization of a major portion of the assets in the accompanying condensed consolidated balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

Management believes the Company's ability to continue as a going concern is alleviated because current sources of liquidity as of April 30, 2007, included approximately $125,162 in cash and cash equivalents, and a $256,410 line of credit available for use under its current line of credit facility, are sufficient to satisfy its cash requirements over the next twelve months. Although there is no assurance that such financing will be available, or if available, that such financing will be available on reasonable terms, management believes it has the ability to borrow additional funds from third parties such as financial institutions or will be successful in a debt or equity financing that will be sufficient to fund its operations for the next twelve months.

Management has taken steps to reduce operating costs and moved a significant portion of its U.S. operations to China during 2006 to benefit from lower overhead costs and further capitalize on the growth potential and success. Management plans to continue reviewing all aspects of its business and making adjustments as needed to those considered unprofitable. Therefore, for at least the next twelve months, the Company can continue to operate as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

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

Impairment of long-lived assets

We review property, plant and equipment and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region or within a business segment in the future could also lead to impairment adjustments as such issues are identified. The accounting effect of an impairment loss would be a charge to earnings, thereby reducing our net earnings.

Accounting for stock-based compensation

The Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), on January 1, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No.25, "Accounting for Stock Issued to Employees." Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of SFAS 123, compensation expense was recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Any compensation expense was recorded on a straight-line basis over the vesting period of the grant. The adoption of this standard had a significant impact to the Company's accompanying consolidated financial statements since the Company entered into an employment agreement included stock-based compensation awards with its President, Michael Mak, who is also the Company’s Chief Executive Officer and interim Chief Financial Officer, on August 18, 2006. Except for the above, the adoption of this standard had no impact to the Company’s financial position, results of operations or cash flows as the Company's previous stock-based compensation awards expired prior to January 1, 2006, and there have been no grants during the current period. The accounting effect of recording compensation expense is a charge to earnings, thereby reducing our net earnings.

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

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended March 31, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

ITEM 1A. RISK FACTORS

Risks Related to Asia Global Holdings Corp.

You should not place undue reliance on our financial guidance, nor should you rely on our quarterly or annual operating results as an indication of our future performance because our results of operations are subject to significant fluctuations.

We were unable to achieved profitability in accordance with generally accepted accounting principles in the United States, or GAAP, for the quarter ended March 31, 2007 and we may be unable to achieve profitability in the future. We incurred net losses of $2,947,163 for the three months ended March 31, 2007. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis in the future.

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

•  potentially adverse tax consequences and restrictions on cash flow resulting from, among other things:

•  local statutory liquidity requirements for businesses operating in certain foreign countries;

•  the need to maintain cash balances to meet short-term capital requirements;

•  operations in foreign countries with higher tax rates than the United States;

•  the inability to utilize certain foreign tax credits; and

•  the inability to utilize some or all of our losses generated in one or more foreign countries;

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

•  the demand by advertisers and web-publishers for our advertising solutions;

•  the introduction of new Internet marketing services by us or our competitors;

•  variations in the levels of capital or operating expenditures and other costs relating to the maintenance or expansion of our operations, including personnel costs;

•  seasonality;

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 5, 2007, the Shareholders ratified the Board of Director's actions taken to file a new Non-Qualified Incentive Stock Compensation Plan 2007 (Form S-8 filed with the Commission on January 31, 2007) in the amount of 30,000,000 shares. Only 26,500,000 shares have been issued as of the date of this filing.

ITEM 5. OTHER INFORMATION

On December 18, 2006, the Registrant’s subsidiary China Media Power, Ltd. (“CMP”) entered into a Heads of Agreement (“HOA”) with Celador International Limited (“Celador”), who is the creator of “Who Wants To Be A Millionaire?,” for the exclusive right to produce the television show “Who Wants To Be A Millionaire?” within the country of China. At the time of this filing, the Company is in the process of filing a Form 8-K with the attached HOA with redactions, which pursuant to Rule 406 of Regulation C of the Securities Act of 1933, requires the Company to file a Confidential Treatment Request at the same time of the filing of the Form 8-K.

On March 13, 2007, the Company filed a Form 8-K stating that it had entered into a Convertible Promissory Note (“Note”) with Sabana Investments, LLC for the amount of Five Hundred Thousand Dollars ($500,000) at Twenty Percent (20%) Interest. The term of the Note is for Ninety (90) days. As of the date of the filing, the amount funded was Three Hundred Fifty Thousand Dollars ($350,000) with an interest of Seventy Thousand Dollars ($70,000).

On March 20, 2007, the Company filed a Form 8-K stating that it had received the resignation of its independent auditors, Clancy & Co., P.L.L.C. on February 15, 2007. The Company further stated that it had engaged HLB Hodgson Impey Cheng as the Company’s new independent auditors as of February 15, 2007.

On May 16, 2007, the Company filed a Form 8-K stating that the Company had received a total of Three Hundred Seventy Dolllars ($370,000) with total interest of Seventy-Four Thousand Dollars ($74,000), pursuant to the Convertible Promissory Note, which was filed with the Commission on Form 8-K on March 13, 2007. Furthermore, the Company had reached an agreement to extend the repayment of the Note for an additional Ninety (90) days.

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

ASIA GLOBAL HOLDINGS CORP.

(Registrant)

Date: May 18, 2007	By:	/s/ Michael Mak
Michael Mak, President