Form 10QSB
period 2007-06-30
ASIA GLOBAL HOLDINGS CORP.
filed 2007-08-17
CIK 1171689

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the quarterly period ended June 30, 2007

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

The number of shares outstanding of each of the Registrant's classes of common stock, as of August 15, 2007 was 84,862,000 shares, all of one class of $0.001 par value Common Stock.

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

PART 1: FINANCIAL INFORMATION

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$35,532	$22,514
Restricted cash	422,077	417,239
Accounts receivable, net	2,257,621	2,391,503
Prepayments and other current assets	1,096,146	512,939
Amounts due from related parties	2,184,489	1,055,240
Total current assets	5,995,865	4,399,435

Property, plant and equipment, net	39,547	52,168
Intangible assets, net	258,464	311,412

TOTAL ASSETS	$6,293,876	$4,763,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft, secured	$25,297	$25,578
Secured bank loan - current portion	278,139	419,303
Letters of credit	137,500	262,628
Accounts payable, trade	1,655,524	908,859
Accrued liabilities	71,077	125,015
Promissory note payable	370,000	-
Income tax payable	477,462	340,143
Amount due to a related party	-	17,173
Total current liabilities	3,014,999	2,098,699

Long-term liabilities:
Secured bank loan	54,657	94,307
Deferred tax liabilities	59,704	59,704
Total long-term liabilities	114,361	154,011

Total liabilities	3,129,360	2,252,710

Minority interest	526,088	-

Stockholders’ equity:
Series A, convertible preferred stock, $0.001 par value; 500,000 shares authorized; no issued and outstanding shares	-	-
To be issued: 500,000 shares	1,000,000	1,000,000
Common stock, $0.001 par value; 199,500,000 shares authorized; 81,362,000 and 54,862,000 shares issued and outstanding as of June 30, 2007 and December 31, 2006	81,362	54,862
To be issued: 1,726,028 shares and 739,726 shares as of June 30, 2007 and December 31, 2006	357,287	153,123
Additional paid-in capital	10,159,170	7,428,345
Accumulated other comprehensive income	5,925	3,517
Accumulated deficit	(8,965,316)	(6,129,542)
Total stockholders’ equity	2,638,428	2,510,305
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,293,876	$4,763,015

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues, net	$2,189,697	$1,189,210	$3,018,192	$1,584,828

Cost of revenue	1,040,631	342,446	1,422,639	407,318

Gross profit	1,149,066	846,764	1,595,553	1,177,510

OPERATING EXPENSES:
Sales and marketing	218,989	-	359,862	-
Television program promotion	-	-	182,983	-
Consulting and professional fee	123,494	-	3,005,900	-
Stock-based compensation	102,082	-	204,164	-
Depreciation and amortization	37,137	81,789	75,032	163,579
General and administrative	565,530	326,627	717,387	701,896
Total operating expenses	1,047,232	408,416	4,545,328	865,475

INCOME (LOSS) FROM OPERATIONS	101,834	438,348	(2,949,775)	312,035

OTHER INCOME (EXPENSE):
Other income	2,504	6,914	7,358	63,044
Interest expense	(13,231)	(9,992)	(28,641)	(16,724)
Total other (expense) income	(10,727)	(3,078)	(21,283)	46,320

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	91,107	435,270	(2,971,058)	358,355

Income tax expenses	(106,910)	(99,692)	(158,628)	(130,462)
Minority interest	127,192	-	293,912	-

NET INCOME (LOSS)	$111,389	$335,578	$(2,835,774)	$227,893

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(48)	(41)	2,408	(83)

COMPREHENSIVE INCOME (LOSS)	$111,341	$335,537	$(2,833,366)	$227,810

Basic loss per share	$0.00	$0.02	$(0.04)	$0.01
Diluted loss per share	$0.00	$0.02	$(0.04)	$0.01

Basic weighted average number of shares outstanding during the period	81,362,000	21,583,271	76,798,111	21,787,556
Diluted weighted average number of shares outstanding during the period	81,362,000	21,583,271	76,798,111	21,787,556

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(2,835,774)	$227,893
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Minority interest in earnings of consolidated subsidiary	(293,912)	-
Depreciation and amortization	75,032	163,579
Stock-based compensation	204,164	-
Common stock issued for services, non-cash	2,757,325	175,500
Change in operating assets and liabilities:
Accounts receivable, trade	133,882	(978,963)
Prepayments and other current assets	(583,207)	(241,148)
Accounts payables and accrued liabilities	692,727	218,068
Amount due to related parties	(17,173)	-
Income tax payable	137,319	(135,208)
Net cash provided by (used in) operating activities	270,383	(570,279)

Cash flows from investing activities:
(Repayments) advances (to) from related parties	(309,249)	338,681
Decrease in restricted cash	(4,838)	(4,773)
Purchase of property, plant and equipment	(9,463)	-
Net cash (used in) provided by investing activities	(323,550)	333,908

Cash flows from financing activities:
(Decrease) increase in bank overdraft	(281)	25,096
(Repayments) advances under letters of credit	(125,128)	1,378
Issue of promissory note	370,000	-
Drawdown of bank loan	134,704	253,018
Repayments of bank loan	(315,518)	(83,470)
Net cash provided by financing activities	63,777	196,022

Foreign currency translation adjustment	2,408	(83)

NET CHANGE IN CASH AND CASH EQUIVALENTS	13,018	(40,432)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,514	49,134

CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,532	$8,702

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$24,194	$-
Cash paid for interest expenses	$28,641	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Issue of common stock for services rendered	$2,757,325	$175,500
Stock-based compensation to an executive, non-cash	$204,164	$-
Amounts due from minority interest in relation to unsettled investment cost of a subsidiary	$820,000	$-

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDING CORP
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Series “A” Preferred Stock		Common stock		Common stock to be issued
	No. of share	Amount	No. of share	Amount	No. of share	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Equity

Balance as of December 31, 2006	500,000	$1,000,000	54,862,000	$54,862	739,726	$153,123	$7,428,345	$3,517	$(6,129,542)	$2,510,305

Issue of common stock for services rendered, non-cash	-	-	26,500,000	26,500	-	-	2,730,825	-	-	2,757,325

Bonus shares to be issued to an executive, non-cash	-	-	-	-	1,726,028	204,164	-	-	-	204,164

Net loss for the period	-	-	-	-	-	-	-	-	(2,835,774)	(2,835,774)

Foreign currency adjustment	-	-	-	-	-	-	-	2,408	-	2,408
Balance as of June 30, 2007	500,000	$1,000,000	81,362,000	$81,362	2,465,754	$357,287	$10,159,170	$5,925	$(8,965,316)	$2,638,428

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDING CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE - 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited condensed consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2006.

NOTE - 2 ORGANIZATION AND BUSINESS BACKGROUND

Asia Global Holdings Corp. (the “Company” or “AAGH”) was incorporated in the State of Nevada on February 1, 2002 as Longbow Mining Inc. On May 12, 2004, Longbow Mining Inc. changed its name to BonusAmerica Worldwide Corporation. On June 6, 2006, the Company changed its name to Asia Global Holdings Corp. AAGH is focused on building businesses in China and other emerging regions and markets in Asia and worldwide. The Company has subsidiaries participating in media and advertising, marketing services and internet commerce. During 2007, AAGH entered the television entertainment market, where we plan to sell advertising slots that air during the broadcast of Who Wants To Be A Millionaire? TV show in China. The head-quarter of AAGH is located in Hong Kong and also has offices in the US and mainland China.

The subsidiaries include Sino Trade - Intelligent Development Corp. LTD. (also referred to as “Sino Trade”), Idea Asia Limited (also referred to as “Idea Asia”), China Media Power Limited (also referred to as “CMP”), and Wah Mau Corporate Planning Development Company (also referred to as “Wah Mau”). Sino Trade is a wholly-owned subsidiary of the Company. Idea Asia and Wah Mau are wholly owned subsidiaries of Sino Trade. CMP is a 60%-owned subsidiary of Idea Asia. Sino Trade, Idea Asia and CMP are all Hong Kong corporations. Wah Mau was formed under the laws of the Peoples Republic of China ("PRC").

The subsidiaries offer a range of advertising and media services and products that meet the needs of marketers and advertisers including Internet marketing, search engine marketing, email marketing, print advertising and TV advertising. The Company works closely with advertisers to implement integrated online and offline advertising and media solutions in Hong Kong and the PRC.

NOTE - 3 GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2007, the Company had incurred a net loss of $2,835,774 and an accumulated deficit of $8,965,316. Additionally, the Company has incurred losses over the past several years. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) shift of operation from U.S. to China to reduce operating costs; and (b) rapid promotion and marketing the broadcast of Who Wants To Be A Millionaire? TV show in China. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through June 30, 2008. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE - 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of AAGH and its subsidiaries.

All significant inter-company balances and transactions among AAGH and its subsidiaries have been eliminated upon consolidation.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of June 30, 2007, the Company has determined that no allowance for doubtful accounts is necessary.

●	Property, plant and equipment, net

Property, plant and equipment are stated at historical cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational, generally ranging from 3 to 7 years. Expenditure for maintenance and repairs is expensed as incurred.

Depreciation expense for the three months ended June 30, 2007 and 2006 were $11,421 and $11,965, respectively.

Depreciation expense for the six months ended June 30, 2007 and 2006 were $22,084 and $23,931, respectively.

●	Impairment of long-lived assets

In accordance with SFAS No. 144,“Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of June 30, 2007.

●	Revenue recognition

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

●	Income taxes

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and as interpreted by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to the Company’s best current estimate.

The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

●	Net (loss) income per share

The Company calculates net (loss) income per share in accordance with SFAS No. 128,“Earnings per Share.” Basic (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share is computed similar to basic (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Comprehensive (loss) income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Foreign currencies translation

The reporting currency of the Company is the United States dollar (“U.S. dollars”) in the preparation of these condensed consolidated financial statements. Transactions denominated in currencies other than U.S. dollar are translated at the average rate for the period. Monetary assets and liabilities denominated in currencies other than U.S. dollar are translated into U.S. dollar at the rates of exchange ruling at the balance sheet date. The resulting exchange differences are recorded in the other expenses in the condensed consolidated statements of operations and comprehensive income.

The functional currency of the Company's subsidiary operating in Hong Kong is Hong Kong Dollars (“HKD”) and its financial records are maintained and its statutory financial statements are prepared in HKD. The functional currency of the Company's subsidiary established in the PRC is the Renminbi Yuan (“RMB”) and its financial records are maintained and its financial statements are prepared in RMB.

In general, for consolidation purposes, the Company translates the subsidiaries assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statements of operations is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the subsidiaries’ financial statements are recorded as accumulated other comprehensive income.

●	Stock-based compensation

The Company adopts SFAS No. 123R,“Accounting for Stock-Based Compensation” using the fair value method. Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period, which is generally the vesting period.

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates in one reportable segment.

●	Fair value of financial instruments

The Company values its financial instruments as required by Statement of Financial Accounting Standard (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, income tax payable and amounts due from / to related parties.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

●	Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN48 on January 1, 2007. The adoption of FIN 48 did not have an effect on the results of operations or financial condition. The Company did not have any unrecognized tax benefits as of June 30, 2007.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements.

NOTE - 5 RESTRICTED CASH

The Company maintains a cash reserve in the amount of $20,000 with a bank, which is restricted as to use as a requirement of the Company's merchant (credit card) account.

AAGH’s wholly-owned subsidiary, Sino-Trade, maintains pledged fixed deposits bearing interest ranging from 3.54% to 3.95% per annum as required per its bank financing agreements.

NOTE - 6 PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	June 30, 2007	December 31, 2006
		(audited)

Prepaid license fee for television program broadcast right	$1,046,162	$508,628
Other prepayments and receivables	49,984	4,311
	$1,096,146	$512,939

NOTE - 7 AMOUNT DUE FROM RELATED PARTIES

As of June 30, 2007, the amounts are temporary advances made to related parties, which are unsecured, interest free and repayable on demand and include the following: (i) amounts due from entities under common control by the Company’s President, who is also the Chief Executive Officer and the Chief Financial Officer of the Company totaling $1,163,907; (ii) amounts due from officers $200,069 and (iii) amounts due from minority shareholders of $820,513.

NOTE - 8 INDEBTEDNESS

(a)	Letter of credit

The Company’s subsidiary operating in Hong Kong is committed under certain letters of credit and other trust receipt loans issued by DBS Bank (Hong Kong) Ltd and Public Bank (Hong Kong) Ltd totaling $137,500 expiring through September 2007.

(b)	Bank loans

The Company’s subsidiary operating in Hong Kong is committed under certain secured bank term loans bearing interest at the rates ranging from 6.75% to 11.24% as of June 30, 2007, payable in monthly installments until paid in full. As of June 30, 2007, total amounts outstanding under bank loans were $332,796.

(c)	Convertible promissory note

The Company issued a convertible promissory note (the “Note”) to a third party, Sabana Investments LLC, for the amount of $370,000 and bearing interest at 20% per annum. The term of the Note was for 90 days and matured on May 15, 2007. The Note allows for an option to convert any unpaid principal and interest into AAGH’s $0.001 par value common stock at a conversion price equal to the market price for such shares as of the date of the conversion.

On May 15, 2007, the Company has reached a mutual agreement with Sabana Investments, LLC to extend the maturity date of the convertible promissory note of 90 days to August 15, 2007.

NOTE - 9 INCOME TAXES

For the six months ended June 30, 2007, provision for income taxes represents Hong Kong profits tax of $158,628 (2006: $130,462) for AAGH’s subsidiary operating in Hong Kong. Hong Kong profits tax rate is 17.5% on the subsidiary's estimated assessable profits arising in Hong Kong. A reconciliation of earnings before tax to the effective tax rate for the Hong Kong subsidiary as follows:

	Six Months Ended June 30,
	2007	2006

Income before income taxes	$906,530	$733,779

Tax at Hong Kong profits tax rate	158,643	128,411
Tax effect of non-assessable income and non-deductible expenses	(15)	2,051
Tax charge for the period at the Company’s effective tax rate	$158,628	$130,462

Its effective income tax rates for the three and six months ended June 30, 2007 were 17.5% and 17.5%, respectively.

Income taxes payable as of June 30, 2007 consists of Hong Kong profits tax of $477,462.

AAGH’s subsidiary operating in the PRC is subject to PRC Foreign Enterprise Income Tax at a rate of 15% on the subsidiary's assessable profits, based on existing PRC tax legislation, interpretations and practices in respect thereof. No provision for PRC Foreign Enterprise Income Tax has been made as the subsidiary did not have any assessable profits for the six months ended June 30, 2007 and 2006.

NOTE - 10 STOCK-BASED COMPENSATION

During the six months ended June 30, 2007, the Company had made stock-based compensations for services received relating to management services, business advisory, and legal and professional services and as compensation to the Company’s President pursuant to the Employment Agreement. Details of the stock-based compensations made during the three and six months ended June 30, 2007 are as follows:

Common stock issued and to be issued

During the six months ended June 30, 2007, the Company had entered into various stock-based compensation agreements for services received relating to management services, business advisory, and legal and professional services and as compensation to the Company’s President pursuant to the Employment Agreement. The shares of common stock issued or to be issued are as follows:

(i)
26,500,000 unrestricted shares of common stock were issued for services received relating to management services, business advisory, and legal and professional services valued at the fair market value on the dates of grant. The aggregate fair value of the 26,500,000 unrestricted shares of common stock granted was $2,757,325. The shares were issued under AAGH’s Registration Statement on Form S-8 relating to the registration of the AAGH’s 2007 Non-Qualified Incentive Stock Compensation Plan as filed with the SEC on January 31, 2007 ; and

(ii)
Pursuant to an Employment Agreement dated August 18, 2006, 2,000,000 shares of restricted common stock were payable to the Company’s President as a signing bonus to be earned over one year as part of a compensation package upon the execution of the employment agreement. The fair value of the common stock signing bonus totaled $414,000 and will be recognized ratably over the one-year service period per the employment agreement. The fair value was based on the quoted market value of the Company’s common stock as at the date of the employment agreement. As of June 30, 2007, the shares earned had not been issued and accordingly, the common shares to be issued are presented in the stockholders’ equity section of the condensed consolidated balance sheet under the caption “Common stock to be issued”. Upon the issue of the 1,726,028 shares of restricted common stock, the par value of the 1,726,028 shares of restricted common stock totaling $1,726 will be transferred to common stock issued and outstanding. The excess of $355,561 will be recognized as an addition to the additional paid-in capital.

NOTE - 11 NET LOSS PER SHARE

Basic EPS is computed as net earnings (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities, such as convertible preferred stock. No potential common stock is considered in the diluted EPS calculation when the Company incurs loss from continuing operations since the effect would be anti-dilutive. The computation of diluted loss per share for the six months ended June 30, 2007, did not assume the exercise of the potential dilution of 500,000 shares of Series A Convertible Preferred Stock to be issued as the exercise of such preferred stock is anti-dilutive.

NOTE - 12 SEGMENT INFORMATION

(a)	Segment information

For the six months ended June 30, 2007, the Company only operated in one segment, Media and Advertising, as defined by SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).

(b)	Geographic information

The Company operates primarily in Hong Kong. The Company's geographic sales as a percent of total revenue are as follows:

	Six Months Ended June 30,
	2007	2006

United States	$64	$22,000
Hong Kong	3,018,128	1,562,828

	$3,018,192	$1,584,828

As of June 30, 2007 and 2006, 45% and 26% of the Company’s long-lived assets were located in the PRC and 43% and 50% in Hong Kong.

NOTE - 13 CONCENTRATIONS OF RISK

The Company is exposed to the followings concentrations of risk:

(a)	Major customers

As of June 30, 2007, the Company had four customers that each accounted for more than 10% of trade receivables and the Company had three customers each accounted for more than 10% of revenues for the period ended June 30, 2007. If the Company was unable to obtain other customers, the Company's business, operating results and financial condition would be materially adversely affected.

(b)	Major vendors

As of June 30, 2007, the Company had three vendors that each accounted for more than 10% of trade payables. If these vendors were unavailable to provide services in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition could be materially adversely affected.

(c)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

(d)	Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from long-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of June 30, 2007, all of borrowings were at fixed rates.

NOTE - 14 COMMITMENT AND CONTINGENCIES

(a)	Litigation

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

(b)	Operating leases

The subsidiaries operating in Hong Kong and the PRC were committed under various non-cancelable operating leases with terms ranging from one to two years with fixed monthly rentals that expired in 2006. None of the leases included contingent rentals. No lease expense was charged to operations for 2007. Total lease expenses for the six months ended June 30, 2006 was $12,500. There is no future minimum lease payment under non-cancelable operating leases as of June 30, 2007.

(c)	Contractual obligations

The Company has incurred various contractual obligations and financial commitments in the normal course of the operating and financing activities. The following table illustrates the expected future contractual cash obligations as of June 30, 2007.

	Payments due before June 30,
	2008	2009	Total

Interest charges	$19,088	$5,829	$24,917
Indebtedness	278,139	54,657	332,796

Total:	$297,227	$60,486	$357,713

NOTE - 15  SUBSEQUENT EVENTS

On August 13, 2007, the Company issued the remaining balance of Three Million Five Hundred Thousand Shares from the S-8 Plan filed on Form S-8 with the Commission on January 31, 2007. With this issuance, the total outstanding shares, as of August 15, 2007, is 84,862,000.

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

Effective May 12, 2004, we changed our name from Longbow to BonusAmerica Worldwide Corporation and on June 9, 2006, we changed our name to Asia Global Holdings Corp. On July 6, 2006 the Company filed a request with the National Association of Securities Dealers (NASD) to change its name and symbol. The change of name and new symbol became effective on July 17, 2006. The Company's new trading symbol is AAGH. As a result, the Company requested a new CUSIP from the CUSIP Service Bureau. The new CUSIP is 04518D 10 8, which became effective on July 12, 2006.

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

Our revenues for the 1st half-year of 2007 were $3,018,192 a 90%, $1,433,364 increase compared to revenues of $ US$1,584,828 for the same period in 2006.

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

We supplement the efforts of our sales team and agency network with trade show exhibits. In 2006 we attended 31 trade shows. We plan to continue utilizing trade shows to generate new clients and improve our visibility in key markets.

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

In the second quarter of 2007 our revenues were $ $2,189,697 an increase of 84% compared to revenues of $1,189,210 for the same period in 2006.

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

In the second quarter of 2007 we experienced a profit of $111,137 compared to a profit of $335,578 for same period in 2006. The decrease in profit is primarily attributed to $317,984 in costs and $102,082 non-cash (stock based) compensation to an executive for his professional services related to the development of our TV broadcast businesses which is not yet generating revenue.

The groundwork for expansion into the TV media segment in China was laid during 2006 during which time the Company invested in professional services in the areas of consulting related to TV entertainment, TV media, and non-TV related advertising in China. The strongly emerging opportunity in TV media in China must be carefully pursued only after significant on-the-ground local exploration at the provincial and city levels. Unlike the US, accurate market data and industry intelligence related to TV media is not readily available in China. Management believes the value gained through these efforts will ultimately generate an excellent return on the investment. The expense related to the above mentioned groundwork was paid for with common stock issued in 2006 and valued at $6,244,250. Coupled with our other legal and professional expenses and a non-cash charge for our stock-based compensation to an executive in the sum of $1,153,123, to be settled by preferred and common stock, our professional fees contributed to a significant portion of our year-end losses, approximating $7,400,000 of the total expenses. Likewise, in the first and second quarters of 2007 expenses related to TV media expansion in China were paid with common stock valued at $2,859,407 and $102,082 respectively.

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

Going forward

CMP is in final stages of negotiating a broadcast distribution agreement with one of the top 10 TV broadcasters in China. This broadcaster can deliver the broadcast of Who Wants To Be A Millionaire? to 517 million home TV viewers in China.

In June of 2007 CMP successfully produced the first pilot show of Who Wants To Be A Millionaire?.

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

Results of Operations for the Three Months Ended June 30, 2007 and June 30, 2006

During the three months ended June 30, 2007, we experienced a profit of $111,137. During the six month period ended June 30, 2007 we experienced a loss of $2,835,774. We expect to improve our income position over the next 12 months as we plan to continue operating our advertising sales business in China and we expect to begin generating income from our CMP subsidiary in the second half of 2007. We also anticipate an increase in expenses from the operations of CMP.

During the three and six months ended June 30, 2007, we generated nearly all our revenues from our Media and Advertising division. Over the next twelve months, we plan to devote the majority of our resources to expanding and further developing our Media and Advertising division which now includes our Idea Asia and CMP subsidiaries.

The following tables set forth our total revenues by each operational division for the three and six month periods ended June 30, 2007 and 2006:

Total Revenue Three Months Ended June 30

	2007		2006		Variance

Online Retailing		$-		$-		$-	-
US		$-		$-		$-	-
China & HK		$-		$-		$-	-
Media & Advertising		$2,189,697		$1,189,210		$1,000,487	+84%
US	$		$		$		%
China & HK		$2,189,697		$1,189,210		$1,000,487	+84%

Total Revenue Six Months Ended June 30

	2007		2006		Variance

Online Retailing		$-		$-		$-	-
US		$-		$-		$-	-
China & HK	$		$		$		%
Media & Advertising		$3,018,192		$1,584,828		$1,433,364	+90%
US		$64		$22,000		$(21,936)	-100%
China & HK		$3,018,128		$1,562,828		$1,455,300	93%

Online Retailing Segment Revenue

During the three and six month periods ended June 30, 2007, we derived $0 and nearly $0 respectively, or 0% of our total revenue, from our Online Retailing operations, representing nearly no change in revenue from the comparable three and six month periods ending June 30, 2006 in which revenue from Online Retailing also totaled nearly $0 representing less than 1% of the total revenue for that period. While this segment has been reduced to bare-bones operation it is still active as the company may, if in the future market conditions are favorable and management believes opportunity exists in the segment and resources are available, increase the activity in this segment as it has considerable expertise.

Media and Advertising Segment Revenue

During the three and six month periods ended June 30, 2007 we experienced 84% and90% increases respectively from the comparable three and month periods ending June 30, 2006. The increases are attributable to expanding our sales force selling our basic non-broadcast media and advertising services through creating partnerships with established advertising agencies in China.

For the three month period ended June 30, 2007 100% of our $2,189,697revenue for the Media and Advertising segment was from the Hong Kong & China region. We derived $2,189,697 or 100% of our total revenue from our media and advertising division. This represents a 84% increase in the segment as well as a 84% increase in the China and Hong Kong Media and Advertising segment.

For the six month period ended June 30, 2007 nearly all of our $3,018,192 in Media and Advertising segment sales came from the Hong Kong & China region, representing a 90% increase compared to the same six month period ended June 30, 2006.

Cost of Sales

Cost of Sales by Segment Three Months Ended June 30

	2007	2006	Variance
Online Retailing	$-	$-	$-	-
US	$-	$-	$-	-
China & HK	$-	$-	$-	-
Media & Advertising	$1,040,630	$342,446	$698,184	+204%
US	$-	$-	$-	-
China & HK	$1,040,630	$342,446	$698,184	+204%

Cost of Sales by Segment Six Months Ended June 30

	2007	2006	Variance
Online Retailing	$-	$-	$-	-
US	$-	$-	$-	-
China & HK	$-	$-	$-	-
Media & Advertising	$1,422,638	$407,318	$1,015,320	249%
US	$-	$-	$-	-
China & HK	$1,422,638	$407,318	$1,015,320	249%

Three month cost of sales were $1,040,630 representing 47% of our total revenue of $2,189,697 for the period ended June 30, 2007 as compared to $342,446, 29% of total revenue of $1,189,210 for the three month period ended June 30, 2006. The increase in cost of sales as a percentage of sales for the three month period ended June 30, 2007 is primarily attributable to increased printing and promotion and printing costs related to non-broadcast media and advertising business and costs related to program production for the Who Wants To Be A Millionaire? TV show which are detailed below in the Media and Advertising Segment.

Six month cost of sales were $1,422,638 representing 47% of our total revenue of $3,018,192 for the period ended June 30, 2007 as compared to $407,318, 26% of total revenue of $1,584,828 for the six month period ended June 30, 2006. The increase in cost of sales as a percentage of sales for the six month period ended June 30, 2007 is primarily attributable to increased printing and promotion and printing costs related to non-broadcast media and advertising business and costs related to program production for the Who Wants To Be A Millionaire? TV show which are detailed below in the Media and Advertising Segment.

Cost of Sales - Online Retailing Segment

Three and six month cost of sales for our Online Retailing Segment were $0 representing 0% of our total segment revenue of $0 for the periods ended June 30, 2007 as compared to $0 representing 0% of total segment revenue of $0 for the three and six month periods ended June 30, 2006. There is no cost of sales for the three and six month periods ended June 30, 2007 as there were no sales in this segment for these periods.

Cost of Sales - Media and Advertising Segment

The three month cost of sales for our Media and Adverting Segment totaled $1,040,630representing 47% of our total segment revenue of $2,189,697 for the three month period ended June 30, 2007 as compared to $342,446, representing 29% of total segment revenue of $1,189,210for the three month period ended June 30, 2006. The increase in cost of sales as a percentage of sales for the three month period ended June 30, 2007 is primarily attributable to production costs related to Who Wants To Be A Millionaire? and partially attributable to increased production costs for printing of client advertising and costs related to creating and distributing direct marketing advertising for customers. Specifically, we spent $232,874 for the production of the Who Wants To Be A Millionaire? TV show. We spent $807,756 or 37% of the segment revenue, for printing and direct marketing costs related to our non-TV related products and services. Hence, our total segment gross margin on sales was 53%, and our gross margin on sales for our non-TV related products and services was 63%.

The six month cost of sales for our Media and Adverting Segment totaled $1,422,638 representing 47% of our total segment revenue of $3,018,192 for the six month period ended June 30, 2007 as compared to $407,318, representing 26% of total segment revenue of $1,584,828 for the six month period ended June 30, 2006. The increase in cost of sales as a percentage of sales for the three month period ended June 30, 2007 is primarily attributable to production costs related to Who Wants To Be A Millionaire? and partially attributable to increased production costs for printing of client advertising and costs related to creating and distributing direct marketing advertising for customers. Specifically, we spent $398,728 for promotion and production of the Who Wants To Be A Millionaire? TV show. We spent $1,023,910, or 34% of the segment revenue, for printing and direct marketing costs related to our non-TV related products and services. Hence our total segment gross margin on sales was 53% and our gross margin on sales for our non-TV related products and services was 66%.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses by Segment Three Months Ended June 30

	2007	2006	Variance
Online Retailing	$-	$-	$-	-
US	$-	$-	$-	-
China & HK	$-	$-	$-	-
Media & Advertising	$1,119,421	$326,627	$792,794	+243%
US	$46,143	$74,690	$(28,547)	-38%
China & HK	$1,073,278	$251,937	$821,341	+326%

Selling, General and Administrative Expenses by Segment Six Months Ended June 30

	2007	2006	Variance
Online Retailing	$-	$-	$-	-
US	$-	$-	$-	-
China & HK	$-	$-	$-	-
Media & Advertising	$4,582,496	$701,896	$3,880,600	553%
US	$103,650	$347,320	$(243,670)	-70%
China & HK	$4,478,846	$354,577	$4,124,269	1163%

Selling, General and Administrative Expenses - Online Retailing

Administrative expenses for our Online Retailing Segment were $0 representing 0% of our total segment revenue of $0 for the three and six month periods ended June 30, 2007 as compared to $0, 0% of total segment revenue of $0 for the three and six month periods ended June 30, 2006. The were no administrative expenses for the three and six month periods ended June 30, 2007 as this segment has been reduced to a bare bones state based on management’s decision to shift maximum resources to the media and advertising segment.

Selling, General and Administrative Expenses - Media and Advertising

The three month selling, general and administrative expenses increased $792,794 to $1,119,421 for the period ended June 30, 2007 as compared to $326,627 for the three month period ended June 30, 2006. The increase in expenses during the three month period ended June 30, 2007 was partially attributable to costs related to employment, travel and legal & professional services related our expansion into TV media in China. Management believes the TV media expansion in China will generate an excellent return on investment. We also experienced increases in promotion and trade show spending related to our non-broadcast media sales.

The six month selling, general and administrative expenses increased $3,880,600 to $4,582,496 for the period ended June 30, 2007 as compared to $701,896 for the six month period ended June 30, 2006. The increase in expenses during the six month period ended June 30, 2007 was primarily attributable to the issuance of common stock valued at $2,961,489 for professional services, employment costs and rental expenses related our expansion into TV media in China, and increase in promotional spending for our non-broadcast media and advertising sales business.

Depreciation and Amortization of Intangible Assets

	2007	2006
Depreciation	$22,084	$23,931
Amortization of intangible assets	$52,948	$139,648

We experienced non-cash expenditures of $22,084 and $52,948 from depreciation of fixed assets and amortization of intangible assets, respectively. The depreciation policy adopted in 2007 was consistent with that adopted in 2006; the 8% decrease in depreciation in 2007 as compared with the depreciation of $23,931 in 2006 is attributable to some fixed assets reaching the end of their prescribed useful life in 2006. The policy of amortization of intangible assets adopted in 2007 was consistent with that adopted in 2006; the 62% decrease in amortization in 2007 as compared with the amortization of $139,648 in 2006 is attributable to some intangible assets being fully amortized during the year of 2006.

Other Income (Expense)

Total other income for both periods presented was immaterial and consisted of the following:

	2007	2006
Other income
Fixed asset rental income	$-	$8,700
Interest income	7,358	4,781
Miscellaneous other income	-	13
	7,358	13,494

Interest expense	28,641	16,724

Total other expense	$5,873	$3,230

There was no fixed asset rental income in 2007 as the rental income was ceased from October 2006. The fixed assets rental income in 2006 represents assets leased to Stanford International Holding Corporation, a related party, based on a reasonable and agreed upon charge that approximated 36% of the depreciation expense in 2006. For the six month period ended June 30, 2007, other income only includes interest income obtained in that period.

Net Income (Loss) by Segment Three Months Ended June 30, 2007

	2007	2006	Variance
Online Retailing	$-	$-	$-	-
US	$-	$-	$-	-
China & HK	$-	$-	$-	-

Media & Advertising	$111,137	$335,578	$(224,441)	-67%
US	$(49,274)	$(117,996)	$68,722	-58%
China & HK	$160,411	$453,574	$(293,163)	-65%

Net Income (Loss) by Segment Six Months Ended June 30, 2007

	2007	2006	Variance
Online Retailing	$-	$-	$-	-
US	$-	$-	$-	-
China & HK	$-	$-	$-	-

Media & Advertising	$(2,835,774)	$227,893	$(3,063,667)	-1344%
US	$(110,045)	$(411,933)	$301,888	-73%
China & HK	$(2,725,729)	$639,826	$(3,365,555)	-526%

Net Income/Loss

Three month net income for the period ended June 30, 2007 was $111,137 compared to net income of $335,578 for three month period ended June, 2006. The decrease in net income for this period is primarily attributable to $317,984 in costs related the development of our TV broadcast businesses which is not yet generating revenue.

Six month net loss for the period ended June 30, 2007 was $2,835,774 compared to net income of $227,893 for six month period ended June, 2006. Loss is primarily attributed to non-cash charges such as the issuance of common stock valued at $2,961,489 for professional services and expenses, including production, promotion, employment costs and other operating expenses, totaling $734,782 related our expansion into TV media in China

We have no net income/loss attributed to our Online Retailing as this segment has been reduced to bare-bones operation. It is still active as the company may, if in the future market conditions are favorable and management believes opportunity exists in the segment and resources are available, increase the activity in this segment as it has considerable expertise.

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

Liquidity and Capital Resources

Cash flows from operating activities

We experienced positive cash flows provided by operations in the amount of $270,384 for the 6 month period ended June 30, 2007 respectively.

We experienced negative cash flows from operating activities in the amounts of $570,279 for the six month period ended June 30, 2006, primarily resulting from a net loss offset by non-cash charges such as common stock issued for services, depreciation and amortization, and reversal of accrued expenses, and changes in operating activities accounts such as an increase in accounts receivable due to increased sales, and increase in income tax payable.

Cash flows from investing activities

Net cash flows used in investing activities for the six month periods ended June 30, 2007 were $323,550, primarily representing net advances to related parties of $309,249, purchase of plant and equipment of $9,463, and increase of restricted cash required as part of our subsidiary's banking facility agreements of $4,838.

Cash flows from financing activities

Net cash flows provided by financing activities primarily represented net funds advanced under banking agreements. In addition, the net cash flows provided by financing activities for the six months ended June 30, 2007 was contributed by the issuance of promissory note of $370,000 and drawdown of bank loan for $134,704, after deducting from both repayments of bank loan for $315,518 and letters of credit for $125,128.

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

The accompanying condensed consolidated financial statements contemplate continuation of the Company as a going concern. Due to the Company’s current period net loss of approximately $2,835,774, of which a sizable portion of that net loss is attributable to non-cash items such as stock issued for services rendered totaling approximately $2,961,489 and depreciation and amortization totaling approximately $75,032. However, substantial doubt to continue as a going concern is raised and realization of a major portion of the assets in the accompanying condensed consolidated balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

Management believes the Company's ability to continue as a going concern is alleviated because current sources of liquidity as of June 30, 2007, included approximately $35,532 in cash and cash equivalents, and a $256,410 line of credit available for use under its current line of credit facility, are sufficient to satisfy its cash requirements over the next twelve months. Although there is no assurance that such financing will be available, or if available, that such financing will be available on reasonable terms, management believes it has the ability to borrow additional funds from third parties such as financial institutions or will be successful in a debt or equity financing that will be sufficient to fund its operations for the next twelve months.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of June 30, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None .

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On May 16, 2007, the Company filed with the Commission a Form 8-K/A stating that the Form 8-K filed with the Commission on March 12, 2007, discussing the entrance into a Convertible Promissory Note (“Note”) with Sabana Investments, LLC and the amount of such Note was incorrectly stated. The correct amount of the Note was Three Hundred Seventy Thousand Dollars ($370,000) with total interest of Seventy-Four Thousand Dollars ($74,000).

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

ASIA GLOBAL HOLDINGS CORP.
(Registrant)

Date: August 16, 2007	By:	/s/ Michael Mak
Michael Mak, President