Form 10QSB/A
period 2007-06-30
ASIA GLOBAL HOLDINGS CORP.
filed 2007-08-20
CIK 1171689

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

On August 16, 2007, the Company filed a Form 10-QSB for the period ending June 30, 2007 with the Commission. On page 27 of that filing, under ‘Cost of Sales - Media and Advertising Segment’ discussing the six month cost of sales for the Company’s Media and Advertising Segment, the phrase “for the three month period” appears instead of the word “for the six month period.” Therefore, please find below the amended language:

The six month cost of sales for our Media and Adverting Segment totaled $1,422,638 representing 47% of our total segment revenue of $3,018,192 for the six month period ended June 30, 2007 as compared to $407,318, representing 26% of total segment revenue of $1,584,828 for the six month period ended June 30, 2006. The increase in cost of sales as a percentage of sales for the six month period ended June 30, 2007 is primarily attributable to production costs related to Who Wants To Be A Millionaire? and partially attributable to increased production costs for printing of client advertising and costs related to creating and distributing direct marketing advertising for customers. Specifically, we spent $398,728 for promotion and production of the Who Wants To Be A Millionaire? TV show. We spent $1,023,910, or 34% of the segment revenue, for printing and direct marketing costs related to our non-TV related products and services. Hence our total segment gross margin on sales was 53% and our gross margin on sales for our non-TV related products and services was 66%.

There are no additional amendments to the Form 10-QSB for the period ended June 30, 2007 as filed with the Commission on August 16, 2007.

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

ASIA GLOBAL HOLDINGS CORP.

(Registrant)

/s/ Michael Mak
Date: August 20, 2007	Michael Mak, President