Form 10QSB
period 2007-09-30
ASIA GLOBAL HOLDINGS CORP.
filed 2007-11-14
CIK 1171689

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of each of the Registrant's classes of common stock, as of November 12, 2007 was 129,862,000 shares, all of one class of $0.001 par value Common Stock.

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

PART 1: FINANCIAL INFORMATION

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$61,950	$22,514
Restricted cash	683,736	417,239
Accounts receivable, net	3,565,099	2,391,503
Inventories	242,414	-
Amounts due from related parties	1,976,145	1,055,240
Prepayments and other current assets	182,060	4,311
Total current assets	6,711,404	3,890,807

Property, plant and equipment, net	921,441	52,168
Intangible assets, net	313,565	311,412
Long-term prepayments	1,045,428	508,628

TOTAL ASSETS	$8,991,838	$4,763,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft, secured	$117,545	$25,578
Secured bank loans - current portion	194,358	419,303
Letters of credit	706,282	262,628
Accounts payable and accrued liabilities	2,047,373	1,033,874
Promissory note payable	370,000	-
Income tax payable	791,734	340,143
Amount due to related parties	91,464	17,173
Total current liabilities	4,318,756	2,098,699

Long-term liabilities:
Secured bank loans	16,026	94,307
Deferred tax liabilities	59,704	59,704
Total long-term liabilities	75,730	154,011

Total liabilities	4,394,486	2,252,710

Minority interest	538,662	-

Stockholders’ equity:
Series A, convertible preferred stock, $0.001 par value; 500,000 shares authorized; no issued and outstanding shares	-	-
To be issued: 500,000 shares	1,000,000	1,000,000
Common stock, $0.001 par value; 199,500,000 shares authorized; 106,362,000 and 54,862,000 shares issued and outstanding as of September 30, 2007 and December 31, 2006	106,362	54,862
To be issued: 1,726,028 shares and 739,726 shares as of September 30, 2007 and December 31, 2006	414,000	153,123
Additional paid-in capital	12,359,170	7,428,345
Accumulated other comprehensive income	5,729	3,517
Accumulated deficit	(9,826,571)	(6,129,542)
Total stockholders’ equity	4,058,690	2,510,305
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,991,838	$4,763,015

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenues, net	$3,843,695	$2,017,736	$6,861,823	$3,602,564

Cost of revenue	1,404,809	632,885	2,428,720	1,040,203

Gross profit	2,438,886	1,384,851	4,433,103	2,562,361

OPERATING EXPENSES:
Sales and marketing	379,838	77,131	922,683	246,249
Television program promotion	16,888	-	199,872	-
Consulting and professional fee	2,298,424	1,643,750	5,324,324	1,819,250
Stock-based compensation to an executive	56,713	1,049,907	260,877	1,049,907
Depreciation and amortization	48,928	81,787	123,765	245,366
General and administrative	264,445	271,882	1,068,131	579,612
Total operating expenses	3,065,236	3,124,457	7,899,652	3,940,384

LOSS FROM OPERATIONS	(626,350)	(1,739,606)	(3,466,549)	(1,378,023)

OTHER INCOME (EXPENSE):
Other income	5,250	6,981	12,607	20,475
Interest expense	(22,887)	(10,925)	(51,540)	(27,648)
Total other (expense) income	(17,637)	(3,944)	(38,933)	(7,173)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(643,987)	(1,743,550)	(3,505,482)	(1,385,196)

Income tax expenses	(314,256)	(181,410))	(472,885)	(311,872)
Minority interest	(9,206)	-	281,338	-

NET LOSS	$(967,449)	$(1,924,960)	$(3,697,029)	$(1,697,068)

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(196)	(61)	2,212	(145)

COMPREHENSIVE LOSS	$(967,645)	$(1,925,021)	$(3,694,817)	$(1,697,213)

Basic loss per share	$(0.01)	$(0.08)	$(0.04)	$(0.07)
Diluted loss per share	$(0.01)	$(0.08)	$(0.04)	$(0.07)

Basic weighted average number of shares outstanding during the period	93,584,222	25,225,043	82,909,222	22,893,934
Diluted weighted average number of shares outstanding during the period	93,584,222	25,225,043	82,909,222	22,893,934

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,697,029)	$(1,697,068)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Minority interest in earnings of consolidated subsidiary	(281,338)	-
Depreciation and amortization	123,765	245,366
Stock-based compensation to an executive, non-cash	260,877	1,049,907
Common stock issued for services, non-cash	4,982,325	1,819,250
Change in operating assets and liabilities:
Accounts receivable, trade	(1,173,596)	(2,373,077)
Inventories	(242,414)	-
Prepayments and other current assets	(714,549)	(289,730)
Accounts payables and accrued liabilities	1,013,499	423,028
Amount due to related parties	74,291	-
Income tax payable	451,591	46,202
Net cash provided by (used in) operating activities	797,422	(776,122)

Cash flows from investing activities:
(Repayments) advances (to) from related parties	(100,905)	347,004
Increase in restricted cash	(266,497)	(135,529)
Expenditure on intangible assets	(81,574)	-
Purchase of property, plant and equipment	(913,617)	-
Net cash (used in) provided by investing activities	(1,362,593)	211,475

Cash flows from financing activities:
Increase in bank overdraft	91,967	24,188
Advances under letters of credit	443,654	153,013
Issue of promissory note	370,000	-
Drawdown of bank loan	134,704	714,093
Repayments of bank loan	(437,930)	(345,042)
Net cash provided by financing activities	602,395	546,252

Foreign currency translation adjustment	2,212	(143)

NET CHANGE IN CASH AND CASH EQUIVALENTS	39,436	(18,395)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,540	49,134

CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,950	$30,596

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$21,294	$-
Cash paid for interest expenses	$51,540	$27,648

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Amounts due from minority interest in relation to unsettled investment cost of a subsidiary	$820,000	$-

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDING CORP.
CONDENSED CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(unaudited)
	Series “A” Preferred Stock to be issued		Common stock		Common stock to be issued		Additional	Accumulated other
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	paid-in capital	comprehensive income	Accumulated deficits	Total equity
Balance as of January 31, 2007	500,000	$1,000,000	54,862,000	$56,862	739,726	$153,123	7,428,345	$3,517	$(6,129,542)	$2,510,305

Issue of common stock for services rendered, non-cash	-	-	51,500,000	51,500	-	-	4,930,825	-	-	4,982,325

Bonus shares to be issued to an executive, non-cash	-	-	-	-	1,726,028	260,877	-	-	-	260,877

Net loss for the period	-	-	-	-	-	-	-	-	(3,697,029)	(3,697,029)

Foreign currency translation adjustment	-	-	-	-	-	-	-	2,212	-	2,212

Balance as of September 30, 2007	500,000	$1,000,000	106,362,000	$106,362	2,465,754	$414,000	$12,359,170	$5,729	$(9,826,571)	$4,058,690

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE—1 BASIS OF PRESENTATION

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

NOTE—2 ORGANIZATION AND BUSINESS BACKGROUND

Asia Global Holdings Corp. (the “Company” or “AAGH”) was incorporated in the State of Nevada on February 1, 2002 as Longbow Mining Inc. On May 12, 2004, Longbow Mining Inc. changed its name to BonusAmerica Worldwide Corporation. On June 6, 2006, the Company changed its name to Asia Global Holdings Corp. AAGH is focused on building businesses in the People’s Republic of China (“PRC”) and other emerging regions and markets in Asia and worldwide. The Company has subsidiaries participating in media and advertising, marketing services and internet commerce. During 2007, AAGH entered the television entertainment market, where we plan to sell advertising slots that air during the broadcast of Who Wants To Be A Millionaire? TV show in the PRC. The head-quarters of AAGH are located in Hong Kong and the Company also has offices in the US and the PRC.

Details of the Company’s subsidiaries are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Sino Trade - Intelligent Development Corp. (“Sino Trade”)	Hong Kong, a limited liability company	Publishing & information service and advertisement in Hong Kong	5,000,000 issued shares of HK$1 each	100%

Idea Asia Limited (“Idea Asia”)	Hong Kong, a limited liability company	Investment holding in Hong Kong in Hong Kong	10,000 issued shares of HK$1 each	100%

China Media Power Limited (“CMP”)	Hong Kong, a limited liability company	TV Entertainment in the PRC	16,000,000 issued share of HK$1 each	60%

Wah Mau Corporate Planning Development Co., Ltd (“Wah Mau”)	PRC, a limited liability company	Development of corporate images and business promotion in the PRC	RMB1,000,000	100%

The subsidiaries offer a range of advertising and media services and products that meet the needs of marketers and advertisers including Internet marketing, search engine marketing, email marketing, print advertising and TV advertising. The Company works closely with advertisers to implement integrated online and offline advertising and media solutions in Hong Kong and the PRC.

Asia Global Holdings Corp. and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE - 3 GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2007, the Company had incurred a net loss of $3,697,029 and an accumulated deficit of $9,826,571. Additionally, the Company has incurred losses over the past several years. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) shift of operation from U.S. to China to reduce operating costs; and (b) launch of the broadcast of Who Wants To Be A Millionaire? TV show in the PRC. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through September 30, 2008. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE—4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

• Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

• Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

• Basis of consolidation

The condensed consolidated financial statements include the financial statements of AAGH and its subsidiaries.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

• Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

• Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of September 30, 2007, the Company has determined that no allowance for doubtful accounts is required.

• Inventories

Inventories include material, labor and direct overhead incurred in the production of television episodes and are stated at lower of cost or market value, cost being determined on a first-in-first-out method.

• Property, plant and equipment, net

Property, plant and equipment are stated at historical cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational, generally ranging from 3 to 7 years. Expenditure for maintenance and repairs is expensed as incurred.

Depreciation expense for the three months ended September 30, 2007 and 2006 were $22,260 and $11,964, respectively.

Depreciation expense for the nine months ended September 30, 2007 and 2006 were $44,344 and $35,896, respectively.

• Intangible assets

Intangible assets consist of costs paid to acquire personal customer information for use in its advertising and database rental activities. As of September 30, 2007, the gross carrying value was $1,150,876, accumulated amortization was $837,312 and the net carrying value was $313,565.

Amortization expense totaled $26,668 (2006: $69,823) and $79,421 (2006: $209,470) for the three and nine months ended September 30, 2007. The Company amortizes the cost of these assets over a period of three to five years. The estimated aggregate amortization expense for each of the five succeeding years follows: 2007: $106,000; 2008: $106,000; 2009: $90,000; 2010: $10,000; 2011: $nil.

• Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including property, plant and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of September 30, 2007.

• Revenue recognition

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

• Advertising costs

Advertising costs are expensed as incurred. Advertising expense totaled $16,888 and $199,872 for the three and nine months ended September 30, 2007.

• Income taxes

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and as interpreted by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to the Company’s best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income at the end of the interim period.

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the consolidated statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

• Net (loss) income per share

The Company calculates net (loss) income per share in accordance with SFAS No. 128, “Earnings per Share.” Basic (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share is computed similar to basic (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

• Comprehensive (loss) income

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

• Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the condensed consolidated statement of operations.

The reporting currency of the Company is the United States dollar ("US dollars"). The functional currency of the Company's subsidiary operating in Hong Kong is Hong Kong Dollars (“HKD”) and its financial records are maintained and its statutory financial statements are prepared in HKD. The functional currency of the Company's subsidiary established in the PRC is the Renminbi Yuan (“RMB”) and its financial records are maintained and its financial statements are prepared in RMB.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US dollars are translated into US dollars, in accordance with SFAS No 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

• Stock-based compensation

The Company adopts SFAS No. 123 (revised 2004), “Stock-Based Payment” (“SFAS No. 123R”) using the fair value method. Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period.

• Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

• Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates two reportable segments in Media and advertising business and TV entertainment business, respectively.

• Fair value of financial instruments

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

• Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN48 on January 1, 2007. The adoption of FIN 48 did not have an effect on the results of operations or financial condition. The Company did not have any unrecognized tax benefits as of September 30, 2007.

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

NOTE—5 RESTRICTED CASH

The Company maintains a cash reserve in the amount of $20,000 with a bank, which is restricted as to use as a requirement of the Company's merchant (credit card) account.

AAGH’s wholly-owned subsidiary, Sino Trade, maintains pledged fixed deposits of $663,736, with interest bearing from 2.65% to 4.08% per annum as required per its bank financing agreements.

NOTE—6 INVENTORIES

Inventories represent the capitalized production costs to locally broadcast the licensed content of television program “Who Wants To Be A Millionaire?” in the PRC. They mainly include the labor cost, prizes and gifts and the overhead of the production departments. The capitalized production costs are amortized to expense upon the release of episodes on a monthly basis, which will be released to the market in the next twelve months.

NOTE—7 AMOUNT DUE FROM / TO RELATED PARTIES

As of September 30, 2007, the amounts are temporary advances made to related parties, which are unsecured, interest free and repayable on demand and include the following: (i) amounts due from entities under common control by the Company’s President, who is also the Chief Executive Officer and the Chief Financial Officer of the Company totaling $1,155,632; (ii) amounts due to officers $91,464; and (iii) amounts due from minority shareholders of $820,513.

NOTE—8 PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	September 30, 2007	December 31, 2006
		(audited)

Utility deposits	$47,145	$-
Prepaid expenses	131,354	-
Other prepayments and receivables	3,561	4,311
	$182,060	$4,311

NOTE—9 LONG-TERM PREPAYMENTS

	September 30, 2007	December 31, 2006
		(audited)

Prepaid license fee for television program broadcast right	$536,800	$508,628
Prepaid broadcasting network fee	508,628	-
	$1,045,428	$508,628

The prepaid license fee for television program broadcast right and broadcasting network fee are subject to the amortization over the terms of the license life in 2 years, on episode airing basis, upon the release of TV programs.

NOTE—10 INDEBTEDNESS

(a) Letters of credit

The Company’s subsidiary operating in Hong Kong is committed under certain letters of credit and other trust receipt loans issued by DBS Bank (Hong Kong) Ltd and Public Bank (Hong Kong) Ltd totaling $706,282 expiring through October 2007.

(b) Bank loans

The Company’s subsidiary operating in Hong Kong is committed under certain secured bank term loans bearing interest at the rates ranging from 6.75% to 11.24% as of September 30, 2007, payable in monthly installments until paid in full. As of September 30, 2007, total amounts outstanding under bank loans were $210,384.

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

On August 21, 2007, the Company has reached a mutual agreement with Sabana Investments, LLC to extend the maturity date of the convertible promissory note of 90 days to November 15, 2007.

NOTE - 11 INCOME TAXES

The components of income (loss) before income taxes and minority interest separating US, Hong Kong and PRC operations are as follows:

	Nine months ended September 30,
	2007	2006

Loss subject to US operation	$(5,405,263)	$(3,177,490)
Income subject to Hong Kong operation	1,998,675	1,770,422
(Loss) income to PRC operation	(98,894)	21,872
Income (loss) before income taxes and minority interest	$(3,505,482)	$(1,385,196)

United States of America

AAGH is registered in the State of Nevada and is subjected to United States of America tax law.

As of September 30, 2007, the U.S. operation had $14,004,470 net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2027. The Company has provided for a full valuation allowance of $4,901,565 for future tax benefits from net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

For the nine months ended September 30, 2007, provision for income taxes represents Hong Kong profits tax of $472,885 (2006: $311,872) for AAGH’s subsidiaries operating in Hong Kong. Hong Kong profits tax rate is 17.5% on the subsidiaries’ estimated assessable profits arising in Hong Kong. A reconciliation of income before income taxes to the effective tax rate for the Hong Kong subsidiaries as follows:

	Nine months ended September 30,
	2007	2006

Income before income taxes	$1,998,675	$1,770,422

Tax at Hong Kong profits tax rate	349,768	309,824
Tax losses from subsidiaries operating in Hong Kong	123,140	-
Tax effect of non-assessable income and non-deductible expenses	(23)	2,048

Tax charge for the period at the Company’s effective tax rate	$472,885	$311,872

Its effective income tax rates for the three and nine months ended September 30, 2007 were 28.8% and 23.6%, respectively. Income taxes payable as of September 30, 2007 consists of Hong Kong profits tax of $791,734.

The PRC

AAGH’s subsidiary operating in the PRC is subject to PRC Foreign Enterprise Income Tax at a rate of 15% on the subsidiary's assessable profits, based on existing PRC tax legislation, interpretations and practices in respect thereof. No provision for PRC Foreign Enterprise Income Tax has been made as the subsidiary did not have any assessable profits for the nine months ended September 30, 2007.

As of September 30, 2007, the aggregate cumulative tax losses of $14,842,851 which can be carried forward indefinitely to offset future taxable income. The deferred tax assets as of September 30, 2007 consists mainly of tax losses from differing tax regimes and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of September 30, 2007:

September 30, 2007
Net operating loss carry forwards from:
US operation	$4,901,565
Hong Kong operation	124,757
The PRC	18,822
Total deferred tax assets	5,045,144
Less: valuation allowance	(5,045,144)
Net deferred tax assets	$-

NOTE—12 STOCK-BASED COMPENSATION

During the nine months ended September 30, 2007, the Company had made stock-based compensations for services received relating to management services, business advisory, and legal and professional services and as compensation to the Company’s President pursuant to the Employment Agreement. Details of the stock-based compensations made during the three and nine months ended September 30, 2007 are as follows:

Common stock issued and to be issued

During the nine months ended September 30, 2007, the Company had entered into various stock-based compensation agreements for services received relating to management services, business advisory, and legal and professional services and as compensation to the Company’s President pursuant to the Employment Agreement. The shares of common stock issued or to be issued are as follows:

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
Pursuant to an Employment Agreement dated August 18, 2006, 2,000,000 shares of restricted common stock were payable to the Company’s President as a signing bonus to be earned over one year as part of a compensation package upon the execution of the employment agreement (See Note 9). The fair value of the common stock signing bonus totaled $414,000 and will be recognized ratably over the one-year service period per the employment agreement. The fair value was based on the quoted market value of the Company’s common stock as at the date of the employment agreement. As of September 30, 2007, the shares earned had not been issued and accordingly, the common shares to be issued are presented in the stockholders’ equity section of the condensed consolidated balance sheet under the caption “Common stock to be issued”. Upon the issue of the 1,726,028 shares of restricted common stock, the par value of the 1,726,028 shares of restricted common stock totaling $1,726 will be transferred to common stock issued and outstanding. The excess of $355,561 will be recognized as an addition to the additional paid-in capital; and

(iii)
25,000,000 unrestricted shares of common stock were issued for services received relating to management services, business advisory, and legal and professional services valued at the fair market value on the dates of grant. The aggregate fair value of the 25,000,000 unrestricted shares of common stock granted was $2,225,000. The shares were issued under AAGH's Registration Statement on Form S-8 relating to the registration of the AAGH's 2007 Non-Qualified Incentive Stock Compensation Plan as filed with the SEC on August 27, 2007.

NOTE—13 NET LOSS PER SHARE

Basic EPS is computed as net earnings (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities, such as convertible preferred stock. No potential common stock is considered in the diluted EPS calculation when the Company incurs loss from continuing operations since the effect would be anti-dilutive. The computation of diluted loss per share for the nine months ended September 30, 2007, did not assume the exercise of the potential dilution of 500,000 shares of Series A Convertible Preferred Stock to be issued as the exercise of such preferred stock is anti-dilutive.

NOTE—14 SEGMENT INFORMATION

(a) Segment information

For the nine months ended September 30, 2007, the Company only operated in two segments, Media and Advertising Business and Television Broadcasting Business, as defined by SFAS 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131").

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the nine months ended September 30, 2007:

	Media and Advertising Business	TV Entertainment Business	Corporate	Total
Operating revenues	$6,861,823	$-	$-	$6,861,823
Cost of revenues	(2,428,720)	-	-	(2,428,720)
Gross profit	4,433,103	-	-	4,433,103
Depreciation and amortization	112,686	2,477	8,602	123,765
Net income (loss)	$2,130,242	$(422,008)	$(5,405,263)	$(3,697,029)

Long-lived assets	$1,127,148	$105,463	$2,395	$1,235,006

In October 2007, the Company commenced the TV entertainment business and launched the broadcast of “Who Wants To Be A Millionaire?” television program in the PRC.

(b) Geographic information

The Company operates primarily in Hong Kong. The Company's geographic sales as a percent of total revenue are as follows:

	Nine months ended September 30,
	2007	2006

United States	$-	$22,000
Hong Kong	6,861,823	3,580,564
	$6,861,823	$3,602,564

As of September 30, 2007, 9% of the Company’s long-lived assets were located in the PRC and 91% in Hong Kong.

NOTE—15 CONCENTRATIONS OF RISK

The Company is exposed to the followings concentrations of risk:

(a) Major customers

As of September 30, 2007, the Company had six customers that each accounted for more than 10% of trade receivables and the Company had six customers each accounted for more than 10% of revenues for the period ended September 30, 2007. If the Company was unable to obtain other customers, the Company's business, operating results and financial condition would be materially adversely affected.

(b) Major vendors

As of September 30, 2007, the Company had three vendors that each accounted for more than 10% of trade payables. If these vendors were unavailable to provide services in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition could be materially adversely affected.

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

The Company’s interest-rate risk arises from long-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of September 30, 2007, all of borrowings were at fixed rates.

NOTE—16 COMMITMENT AND CONTINGENCIES

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

(b) Operating leases

The subsidiaries operating in Hong Kong and the PRC were committed under various non-cancelable operating leases with terms ranging from one to two years with fixed monthly rentals, due April 30, 2008 and June 30, 2008, respectively. The annual aggregate lease payment is $129,000. None of the leases included contingent rentals.

Total lease expenses for the nine months ended September 30, 2007 and 2006 was $52,452 and $2,970.

(c) Contractual obligations

The Company has incurred various contractual obligations and financial commitments in the normal course of the operating and financing activities. The following table illustrates the expected future contractual cash obligations as of September 30, 2007.

	Payments due before September 30,
	2008	2009	Total

Interest charges	$10,688	$5,829	$16,517
Indebtedness	155,727	54,657	210,384

Total:	$166,415	$60,486	$226,901

NOTE—17  COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to conform to the current period's presentation.

NOTE—18  SUBSEQUENT EVENTS

(a) Conversion of 100,000 shares of Series A Preferred Stock

On October 9, 2007, the Company authorized the conversion of 100,000 shares of Series A, convertible preferred stock at a ratio of 1:200 into 20,000,000 144 restricted shares of common stock to Mr Michael Mak, Chief Executive Officer pursuant to an Employment Agreement dated August 18, 2006 (the “Agreeemnt”).

During 2006, AAGH created a class of non-dilutable preferred stock, 500,000 shares of $0.001 par value preferred stock, designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”) and Series A Preferred Stock was payable to the Company’s President as part of a compensation package upon the execution of the Agreement. AAGH also filed a “Certificate of Designation” with the State of Nevada to establish the voting powers, designations, preferences, limitations, restrictions and relative rights of the Preferred Stock. Holders of the Series A Preferred Stock shall be entitled to receive dividends or other distributions with the holders of common stock on an as converted basis when, as, and if declared by the directors of AAGH. Each Series A Preferred Stock stockholder who desires to convert into AAGH’s common stock must provide a ten (10) day written notice to AAGH of its intent to convert one or more shares of Series A Preferred Stock into common stock at a conversion rate of 200 common stock shares for every one (1) Series A Preferred Stock. AAGH may, in its sole discretion, waive the ten (10) day written notice requirement and allow for the immediate exercise to the right to convert. Holders of the Series A Preferred Stock shall have the right to vote upon any matter submitted to the stockholders for a vote pursuant to the Certificate of Designation of the Rights and Preferences of the Series A Preferred Stock.

Based on the Black-Scholes pricing model, the fair value of 500,000 shares of Series A Preferred Stock at the grant date was $1,000,000 or $2 per share and recorded as stock-based compensation for the year ended December 31, 2006. Upon the conversion of the 100,000 shares of Series A Preferred Stock, the par value of common stock totaling $20,000 will be recognized as common stock issued and outstanding. The excess of $180,000 will be recognized as an addition to the additional paid-in capital.

(b) Repayment of promissory note payable

On October 15, 2007, the Company repaid in full amount of $370,000 in lieu of cash to Sabana Investment, LLC to settle with the promissory note payable.

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

Overview

Asia Global Holdings Corp. (formerly known as BonusAmerica Worldwide Corporation) ("AAGH" "we" and the "Company") is focused on building businesses in China and other emerging regions and markets in Asia and worldwide. The Company has subsidiaries participating in media and advertising, TV entertainment, marketing services and Internet commerce. During 2007 we entered the television entertainment market, adding revenue streams from a) the sale of advertising slots and b) paid interactive viewer participation programs; that air during the broadcast of Who Wants To Be A Millionaire? TV show in China. We are headquartered in Hong Kong, and have offices in the US and mainland China.

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

Beginning in the third quarter of 2007 CMP entered into an agreement with 2waytraffic, the format owner of “Who Want To Be A Millionaire?” giving CMP the exclusive rights to all interactive programming related to the TV show in China. Given this we now also participate in the business of interactive entertainment.

We sell our advertising products and services worldwide from 4 sales locations in 3 countries to a customer base in Asia, North America, Europe, and Canada.

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

Effective May 12, 2004, we changed our name from Longbow to BonusAmerica Worldwide Corporation and on June 9, 2006, we changed our name to Asia Global Holdings Corp. On July 6, 2006 the Company filed a request with the National Association of Securities Dealers (NASD) to change its name and symbol. The change of name and new symbol became effective on July 17, 2006.. The Company's new trading symbol is AAGH. As a result, the Company requested a new CUSIP from the CUSIP Service Bureau. The new CUSIP is 04518D 10 8, which became effective on July 12, 2006.

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

November 10, 2006, we formed Idea Asia, which is a wholly-owned subsidiary of Sino Trade, under the laws of Hong Kong.. The purpose of Idea Asia is to acquire and or operate entertainment related businesses..

On November 27, 2006 we formed CMP, which is a sixty percent (60%) owned subsidiary of Idea Asia, under the laws of Hong Kong. The purpose of CMP is to acquire the rights to a specific entertainment property, namely the globally successful Who Wants To Be A Millionaire? TV show, and produce and broadcast the show in the PRC.

On September 29, 2007 China Media Power, subsidiary of Asia Global Holdings Corp, broadcast the first ever airing of the globally successful "Who Wants To Be A Millionaire".TV show produced specifically for mainland China.

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

As we anticipated, the relocating of our headquarters to Hong Kong broadened our access to the marketplace resulting in the materialization of what we believe to be an exceptional opportunity to capitalize on the strongly emerging TV advertising media business in mainland China — specifically — the acquisition of the rights to produce and broadcast the global phenomenon Who Wants To Be A Millionaire? TV show in China and generate revenue from the sale of the advertising and the interactive viewer participation features that air during the show broadcasts. Having the exclusive interactive rights for the show in China we also are now capitalizing on the enormously popular interactive applications market in China.

In 2007, continuing to advance our strategic focus on media and advertising, we changed our accounting segmentation to better reflect and analyze our business. Whereas our old segmentation divided our business into the categories of 1) Media & Advertising and 2) Online Retailing, our new segmentation divides our business into the categories of 1) Media & Advertising, 2) TV Entertainment and 3) AAGH Corporate. A detailed breakout of the products and services comprising these two segments is given in the section titled “Our Products and Services”.

Further to more clearly reflect our business we have eliminated the geographic breakout comprising the US as we are not currently selling products or services in the US. We will maintain our US office in Los Angeles California for the purpose of seeking out, evaluating and acquiring investment opportunities in the United States and Europe.

Our revenues for the first nine months of 2007 were $6,861,823 with an increase of 90.5%, $3,259,259 compared to revenues of $3,602,564 for the same period in 2006.

While revenues have increased over the 12 month period, we have not yet been able to raise the additional capital required to execute many components of our overall business plan. As such, some of our plans will remain inactive while we focus the resources we have available on only the opportunities with the greatest potential for long-term success and benefit for shareholders.

Our Products and Services

TV Entertainment

Currently this segment includes all operations related to our production and distribution of the TV show Who Wants To Be A Millionaire? in China.. We currently have two revenue generating categories within this segment -1) TV advertising sales and 2) Interactive programming revenue.

TV Advertising in China: Companies who want to reach the vast and emerging consumer market in China can air TV ads during the broadcast of the phenomenally successful Who Wants To Be A Millionaire? The first show aired in China September 29, 2007. Asia Global Holdings subsidiary CMP will produce and broadcast a minimum of 104 episodes of the globally successful TV show in major markets in China with an option to produce another 104 episodes. China has a population of 1.3 billion with a middle class of approximately 300 million and growing rapidly. Advertising during popular TV shows is the best way for major international brands to reach this audience which is quickly becoming the most important consumer market in the world.

Interactive Programming: Through an agreement between CMP and 2waytraffice (format owner of Who Wants To Be A Millionaire?), CMP holds the exclusive rights for all interactive programming related to Who Wants To Be A Millionaire? in China.. Currently two viewer participation features (Interactive Programming) are incorporated into each broadcast of the TV show 1) Play-Along-At-Home and 2) Call-In-To-Be-A-Contestant The features generate additional revenue.

Play-Along at Home: Two viewers will each win 10,000 Yuan, about 1,333 US dollars, during each episode Who Wants To Be A Millionaire? in China. Here's how: Viewers are presented with two questions during the show. One at the beginning of the show and one at mid-show. In response to each question, home participants can send an SMS message indicating which answer they believe is correct. Those submitting a correct answer are eligible to win 10,000 Yuan during the show. The first winner is selected at mid-show and announced on the air. Then, after the first winner is announced, the second question is presented to viewers. At the end of the show, the episode's second winner is selected and announced on the air. Each SMS costs the sender 2 Yuan which is the equivalent of about 26 cents in US currency.

Call-in to be a Contestant: Want-to-be contestants call an automated interactive question and answer system. The caller is presented with 4 or 5 questions with a multiple choice of answers just like on the TV show. Caller must answer every question correctly to become eligible to be an on-air contestant on Who Wants To Be A Millionaire?. A computer then randomly selects contestants from all those submitting all correct answers. Each call costs the caller 1 Yuan per minute which is the equivalent of about 13 cents in US currency. Each call requires about 7 to 10 minutes.

Media & Advertising

Advertising: Our advertising business includes two categories 1) business-to-business media and advertising services, and 2) business-to-consumer media & advertising.

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

Industry Publications. Manufactures and suppliers can reach buyers through publications produced and distributed by Sino Trade such as (i) China Enterprises, which is a periodic trade magazine created for and distributed to companies seeking manufacturers and suppliers in China; (ii) Industry specific trade magazines; (iii) China Exhibition Guide, which includes detailed information and dates of trade shows in China and worldwide; and (iv) China Supplier Guide, a 1000-plus page comprehensive yearly directory listing thousands of China manufacturers and suppliers across 20 different categories.

Marketing Services. Sino Trade provides manufacturers and suppliers located primarily in China and Hong Kong with marketing services designed to reach international buyers. Email marketing and traditional direct marketing services help introduce the products and services of manufacturers located in “the world’s factory” - China.

Business-to-Consumer: In this category we seek to derive income from companies desiring to promote their products or services to consumers. Our consumer Internet portals at this time are currently inactive until management determines the Company is in a position to successfully execute the operation of each. If and when we scale-up our consumer Internet portals, we plan to derive income from advertisers utilizing our portals to promote their business to the consumers who visit the Internet portals/websites. We have developed but suspended the operations of three portals —www.More2Save.com, www.RateandSave.com and www.CouponsRewardsSavings.com. We intend to launch www.BonusChina.com, an online entertainment, information and services portal, in China when funding is available to do so.

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

BonusChina.com (Planned). BonusChina will be an online portal and will provide entertainment, information and services to the consumer market in China.. We intend to generate revenue by selling advertising space and services to consumers and advertisers. We believe that our experience in direct marketing, our relationships with companies in China and the U.S., our understanding of the Chinese culture and our local presence in China will enable us to succeed in the China Internet market. This portal will remain in the planning stage until management determines that adequate resources are available to implement and operate the portal profitably.

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

To address the TV media opportunity in China, our Sino Trade subsidiary created the wholly-owned subsidiary Idea Asia to hold entertainment related businesses. Idea Asia created CMP of which Idea Asia owns 60%. On December 18, 2006, CMP entered into an agreement to acquire the rights from UK based Celador International Limited (now part of 2waytraffic) to broadcast in China the global quiz show phenomenon Who Wants To Be A Millionaire?. The remaining 40% of CMP is owned by Kolmanski International Limited and Region Giants Limited who will provide TV production, corporate development, and sales and marketing services to CMP. Broadcasting of the show in China began September 29, 2007.

CMP entered into an agreement with China advertising media sales agency Zixunmedia on November 11, 2006. Pursuant to PRC regulations, only a licensed advertising agency can sell advertising and collect payments for advertising sales in China. Zixunmedia is licensed pursuant to PRC laws and will receive thirty percent (30%) of the revenues generated from advertising and twenty (20%) of income generated by the Play-Along-At-Home feature aired during the Who Wants To Be A Millionaire? TV program. Zixunmedia receives no portion (0%) of income generated by the Call-In-To-Be-A-Contestant interactive feature of Who Wants to Be A Millionaire?.. The show's format owner, 2Waytraffic gets 40% of income generated by the Play-Along-At-Home feature and receives no income from the Call-In-To-Be-A-Contestant feature.

Sales and Marketing Plan

Media & Advertising

Our business-to-business advertising products and services are sold through a combination of our small in-house sales staff and a network of outside advertising agencies located throughout China and Hong Kong.. We plan to continue to expand our network of outside agencies as it has proved to be very successful. The benefits are two-fold in that we are able to expand our reach and acquire more clients without the overhead risk associated with building a large in-house sales team. We are able to sell all of our business-to-business products and services through our agency network.

We supplement the efforts of our sales team and agency network with trade show exhibits. In 2007 we attended 30 trade shows. We plan to continue utilizing trade shows to generate new clients and improve our visibility in key markets.

At this time we have no marketing plans for our inactive consumer portals CouponsRewardsSavings.com, More2Save.com and RateAndSave.com as these businesses are inactive at this time.

TV Entertainment

TV Advertising: Building upon the aforementioned successful agency network strategy, we are leveraging our China based expertise through our partnership with Zixunmedia, an established advertising and media sales agency in mainland China. Zixunmedia sells the TV advertising slots that air during our CMP subsidiary’s broadcasts of Who Wants To Be A Millionaire?. Support is provided to the sales effort by promotional TV advertising for Who Wants To Be A Millionaire? aired on Guizhou TV, the initial satellite TV channel broadcasting the show. Beginning January 1, 2008 Who Wants To Be A Millionaire? will also be distributed through regional TV channels in mainland China of which there are hundreds.

In 2007 we are building the advertising base for Who Wants To Be A Millionaire?.. The show has demonstrated early viewership growth in line with expectations given the proven globally successful format and the high production value. As vieweship grows the advertising rates will increase. Management's focus is to leverage the combination of ratings growth, expanded distribution and on-air promotion to build a strong rate base for 2008. In 2007 we are expecting only very limited revenue from TV advertising sales as the full effect of the anticipated rate base build will not show up in advertising revenue until 2008.

Who Wants To Be A Millionaire? provides many advertising revenue vehicles such as:

Advertising slots: During each episode ten (10) minutes of advertising will air providing companies with the opportunity of running there ads in prime time on one the most exciting and globally-successful TV shows in broadcast history.

Sponsorships: Advertisers can get prime exposure for their brands, logos and slogans by sponsoring any of a number of internationally well-known features of Who Wants To Be A Millionaire? such as the $5,000 Safety Line, the $75,000 Safety Line, “The 50-50”, Call-A-Friend, Ask The Audience and Fast Finger. Other exciting brand building sponsorship opportunities include “The Check”, Play-Along-At-Home by SMS game, and the episode sponsorship “Who Wants To Be A Millionaire? is brought to you by ...”

Product placement: Each episode of Who Wants To Be A Millionaire? places many thousands of consumer eyeballs on ever-present elements of the show such as the contestant's “water bottle”, the show's computer and the host's wardrobe. Each of these elements (and many others) represent an exceptional opportunity for marketers to place their products and brand name in front of prime consumers in China.. Companies routinely pay fees to have their products placed on successful TV shows.

Interactive Programming: The viewer participation features (Interactive Programming) of the Who Wants To Be A Millionaire?, Play-Along-At-Home and Call-To-Be-A-Contestant, are self-promoting and gain continued awareness with each broadcast of the show. These features also create significant word-of-mouth promotion from viewers, fueled by the appeal of possibly winning cash prizes and the excitement of watching others win. This word-of-mouth helps build viewership which increases advertising rates. Both of these features also provide a direct channel of revenue.

Overview and Future Plan of Operations

In the third quarter of 2007 our revenues were $3,843,695 an increase of 90.5% compared to revenues of $2,017,736 for the same period in 2006. We experienced a loss of $967,449 compared to a loss of $1,924,960 for same period in 2006. Our Media & Advertising business posted a profit of $1,453,178 on revenues of $3,843,695 for the period; our TV Entertainment business had no revenue; our corporate segment experienced a loss of $2,333,667.

Year to date we posted revenues of $6,861,823 and increase of 90.5% compared to revenues of $3,602,564 for the same period in 2006. We experienced a loss of $3,697,029 compared to a loss of $1,697,068 for the same period in 2006. Our Media & Advertising business posted a profit of $2,130,242 on revenues of $6,861,823 for the period; our TV Entertainment business had no revenue and our corporate segment experienced a loss of 5,405,263.

We plan to continue to grow our Media & Advertising business by continuing to expand our sales force through agency partners as we have over the last few years. We also plan to expand our business scope through our newly developed TV entertainment business as explained herein.

Expansion into TV entertainment in China

Management sees the Company’s entry into TV entertainment as a synergistic expansion leveraging our expertise in China advertising sales. As mentioned, management believes this segment holds tremendous opportunity for growth. As such we are currently reviewing addition opportunities in TV entertainment and Interactive Programming.

Recently Nielsen Media Research reported that in 2006, the total revenue of china's advertisement market reached RMB386,600,000,000 - about US$51.7 billion , 81%.of which is from TV advertisement, which takes a lead, 17% is from newspaper advertisement and 2% is from magazine advertisement. It also announced that last year, the revenue of TV advertisement increased by 26% on a year-on-year basis. Further, AdAgeChina recently reported confirming information, quoting a leading China media industry expert based in Beijing stating that "Estimates on TV inflation next year vary but we predict 25%-30%."

To address this market opportunity Asia Global subsidiary Sino Trade created the wholly-owned subsidiary Idea Asia (a Hong Kong corporation) to hold entertainment related businesses. Idea Asia created CMP (a Hong Kong corporation) of which Idea Asia owns 60%. On December 18, 2006 CMP acquired the rights from UK based Celador International Limited (now part of 2waytraffic) to broadcast in China the global quiz show phenomenon Who Wants To Be A Millionaire?. The remaining 40% of CMP is owned by Kolmanski International Limited and Region Giants Limited who will provide TV production, corporate development, and sales and marketing services to CMP.

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

China Media Power (CMP) and its China Advertising Agency ZixunMedia entered into an agreement on August 22, 2007 with satellite channel GuiZhou TV (GZTV1) to broadcast Who Wants To Be A Millionaire? in China.. The GZTV1 broadcasts give 517 million home TV viewers in China access to Who Wants To Be A Millionaire?. In 2006, GZTV was rated 9th overall amongst all China TV broadcasters.
Through an agreement between CMP and 2waytraffice, CMP holds the exclusive rights for all interactive programming related to Who Wants To Be A Millionaire? in China.. Interactive services are provided to CMP by Linktone Ltd a leading provider of interactive entertainment products and services to consumers in China. The company is headquartered in Shanghai.

CMP's production of Who Wants To Be A Millionaire? for the China TV market aired for the first time on September 29. The groundbreaking event was the first ever broadcast of the globally successful TV quiz show produced exclusively for mainland China.

We believe we have the appropriate corporate leadership established to ensure future success in the TV industry, those being:

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

Results of Operations for the Three and Nine Months Ended September 30, 2007 and September 30, 2006

During the three months ended September 30, 2007, we experienced a loss of $967,449 on revenues of $3,843,695 compared to a loss of $1,924,960 on revenues of $2,017,736 in the same period the previous year. During the nine month period ended September 30, 2007 we experienced a loss of $3,697,029 on revenues of $6,861,823 compared to a loss of $1,697,068 on revenues of $3,602,564 in the same period the previous year. We expect to improve our income position over the next 12 months as we plan to continue growing our Media & Advertising business segment and we also expect to begin generating income from our CMP subsidiary in the fourth quarter of 2007. We also anticipate an increase in expenses from the operations of CMP.

During the three and nine months ended September 30, 2007, we generated 100% our revenue from our Media and Advertising division. Over the next twelve months, we plan to devote the majority of our resources to expanding and further developing both our Media & Advertising division and our TV Entertainment segment which includes our Idea Asia and CMP subsidiaries.

The following tables set forth our total revenues by each operational division for the three and nine month periods ended September 30, 2007 and 2006:

Total Revenue Three Months Ended September 30

	2007	2006	Variance

Media & Advertising	$3,843,695	$2,017,736	$	+1,825,959	+90.5%
TV Entertainment	$0	$0		$0	0
Asia Global Corporate	$0	$0		$0	0%

Total Revenue nine months Ended September 30

	2007	2006	Variance

Media & Advertising	$6,861,823	$3,602,564	$	+3,259,259	+90.5%
TV Entertainment	$0	$0		$0	0
Asia Global Corporate	$0	$0		$0	0%

Media & Advertising Segment Revenue

During the three and nine month periods ended September 30, 2007 we experienced 90.5% and 90.5% increases respectively from the comparable three and month periods ended September 30, 2006. The increases are attributable to expanding our sales force selling our basic non-broadcast media and advertising services through creating partnerships with established advertising agencies in China.

For the three month period ended September 30, 2007 we derived $3,843,695, all of our total revenue, from our Media & Advertising segment. 100% of this segment revenue was generated from Hong Kong & China region.

For the nine month period ended September 30, 2007 we derived $6,861,823, 100% of our total revenue, from our Media & Advertising segment. Around 100% sales came from the Hong Kong & China region.

TV Entertainment Segment Revenue

During the three and nine month periods ended September 30, 2007, we derived no revenue from our TV Entertainment segment because the broadcasting of our first TV entertainment program - the mainland China version of Who wants To Be A Millionaire?— had not yet begun broadcasting. Revenues for this program are generated from the advertising and interactive viewer participation features that air during the show's broadcast. This is the first time we are including this segmentation in our financial reports. Previously we had included (development) operations related to Who wants To Be A Millionaire? In our Media & Advertising segment.

Cost of Sales

Cost of Sales by Segment Three Months Ended September 30

	2007	2006	Variance
Media & Advertising	$1,404,809	$632,885	$	+771,924	+122%
TV Entertainment	$0	$0		$0	0
Asia Global Corporate	$0	$0		$0	0

Cost of Sales by Segment nine months Ended September 30

	2007	2006	Variance
Media & Advertising	$2,428,720	$1,040,203	$	+1,388,517	+133.5%
TV Entertainment	$0	$0		$0	0
Asia Global Corporate	$0	$0		$0	0

Three month cost of sales were $1,404,809 representing 36.5% of our total revenue of $3,843,695 for the period ended September 30, 2007 as compared to $632,885, 31.4% of total revenue of $2,017,736 for the three month period ended September 30, 2006. The increase in cost of sales as a percentage of sales for the three month period ended September 30, 2007 is primarily attributable to increased printing and fulfillment costs related to our Media & Advertising business.

Nine month cost of sales were $2,428,720 representing 35.4% of our total revenue of $6,861,823 for the period ended September 30, 2007 as compared to $1,040,203, 28.9% of total revenue of $3,602,564 for the nine month period ended September 30, 2006. The increase in cost of sales as a percentage of sales for the nine month period ended September 30, 2007 is primarily attributable to increased printing and fulfillment costs related to our Media & Advertising business.

Cost of Sales - Media and Advertising Segment

All, 100% of our cost of sales were attributable to our Media & Advertising segment. Hence the above paragraphs represent our cost of sales analysis for this segment.

Cost of Sales - TV Entertainment Segment

Three and nine month cost of sales for our TV Entertainment segment were $0 and $0, respectively. There were no cost of sales for this segment for the same periods ended September 30, 2006. We derived no revenue from this segment in the three and nines month periods ended September 30, 2007.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses by Segment Three Months Ended September 30

	2007	2006	Variance
Media & Advertising	$608,391	$320,421	$	+287,970	+89.9%
TV Entertainment	$76,394	$0	$	+76,394	+100%
Asia Global Corporate	$2,331,523	$2,722,249		$-390,726	-14.4%

Selling, General and Administrative Expenses by Segment nine months Ended September 30

	2007	2006	Variance
Media & Advertising	$1,678,396	$625,447	$	+1,052,949	+168.3%
TV Entertainment	$700,869	$0	$	+700,869	+100%
Asia Global Corporate	$5,396,622	$3,069,571	$	+2,327,051	+75.8%

Selling, General and Administrative Expenses - Media and Advertising

The three month selling, general and administrative expenses increased by $287,970 to $608,391 for the period ended September 30, 2007 as compared to $320,421 for the three month period ended September 30, 2006. The increase in expenses during the three month period ended September 30, 2007 was primarily attributable increased spending for trade show exhibition and promotion.

The nine month selling, general and administrative expenses increased by $1,052,949 to $1,678,396 for the period ended September 30, 2007 as compared to $625,447 for the nine month period ended September 30, 2006. The increase in expenses during the nine month period ended September 30, 2007 was primarily attributable increased spending for trade show exhibition and promotion.

Selling, General and Administrative Expenses - TV Entertainment

The three month selling, general and administrative expenses increased by $76,394 for the period ended September 30, 2007 as compared to $0 for the three month period ended September 30, 2006. The increase in expenses during the three month period ended September 30, 2007 was primarily attributable to promotion for the Who Wants To Be A Millionaire? TV program.

The nine month selling, general and administrative expenses were $700,869 for the period ended September 30, 2007 as compared to $0 for the nine month period ended September 30, 2006. The increase in expenses during the three month period ended September 30, 2007 was primarily attributable to promotion for the Who Wants To Be A Millionaire? TV program.

Selling, General and Administrative Expenses - Asia Global Holdings Corporate

The three month selling, general and administrative expenses increased to $2,331,523 for the period ended September 30, 2007 as compared to $2,722,249 for the three month period ended September 30, 2006. The decrease in expenses during the three month period ended September 30, 2007 was primarily attributable to reduction in non-cash stock-based professional fees totaling $2,225,000 and $56,713 stock based compensation.

The nine month selling, general and administrative expenses increased to $5,396,622 for the period ended September 30, 2007 as compared to $3,069,571 for the nine month period ended September 30, 2006. The increase in expenses during the three month period ended September 30, 2007 was primarily attributable to non-cash stock-based professional fees totaling $4,982,325 and $260,877 stock-based compensation.

Depreciation and Amortization of Intangible Assets

	2007	2006
Depreciation	$44,344	$35,896
Amortization of intangible assets	$79,421	$209,470

We experienced non-cash expenditures of $44,344 and $79,421 from depreciation of fixed assets and amortization of intangible assets, respectively, for the nine months period ended September 30, 2007. The depreciation policy adopted in 2007 was consistent with that adopted in 2006; the 23.5% increase in depreciation in 2007 as compared with the depreciation of $35,896 in 2006 is attributable to addition of fixed assets in 2007. The policy of amortization of intangible assets adopted in 2007 was consistent with that adopted in 2006; the 62% decrease in amortization in 2007 as compared with the amortization of $209,470 in 2006 is attributable to some intangible assets being fully amortized during the year of 2006.

Other Income (Expense)

Total other income for both periods presented was immaterial and consisted of the following:

	2007	2006
Other income
Fixed asset rental income	$0	$13,050
Interest income	12,607	7,413
Miscellaneous other income	0	12
	12,607	20,475

Interest expense	51,540	27,648

Total other expense	$38,933	$7,173

There was no fixed asset rental income in 2007 as the rental income was ceased from October 2006. The fixed assets rental income in 2006 represents assets leased to Stanford International Holding Corporation, a related party, based on a reasonable and agreed upon charge that approximated 36% of the depreciation expense in 2006. For the nine month period ended September 30, 2007, other income only includes interest income obtained in that period.

Net Income (Loss)

We experienced overall net losses of $967,449 and $3,697,029 respectively for the three and nine month periods ended September 30, 2007, compared to loses of $1,924,960 and $1,697,068 respectively for the same periods in the previous year. Our Media & Advertising segment posted net income for the three and nine month periods; our TV Entertainment segment posted net loss for the three and nine month periods; our Corporate segment experienced losses for the three and nine month periods. Segment analysis follows.

Net Income (Loss) by Segment Three Months Ended September 30, 2007

	2007	2006	Variance
Media & Advertising	$1,453,422	$840,595	$	+612,827	+72.9%
TV Entertainment	$(87,204)	$0		$-87,204	-100%
Asia Global Corporate	$(2,333,667)	$(2,765,555)		$-431,888	-15.6%

Net Income (Loss) by Segment nine months Ended September 30, 2007

	2007	2006	Variance
Media & Advertising	$2,130,242	$1,480,422	$	+649,820	+43.9%
TV Entertainment	$(422,008)	$0		$-422,008	+100%
Asia Global Corporate	$(5,405,263)	$(3,177,490)	$	+2,227,773	+70.1%

Net Income/Loss - Media & Advertising

The three month net income from our Media and Advertising segment for the period ended September 30, 2007 was $1,453,422, a $612,827, 72.9% increase compared to net income of $840,595 for three month period ended September, 2006. The increase in net income for this period is primarily attributable to substantial increase in sales of media and advertising services primarily as a result of increased promotion.

The nine month net income from our Media and Advertising segment for the period ended September 30, 2007 was $2,130,242, a $649,820, 43.9% increase compared to net income of $1,480,422 for nine month period ended September, 2006. The increase in net income for this period is primarily attributable to substantial increase in sales of media and advertising services primarily as a result of increased promotion and expanded sales force through partner agencies.

Net Income/Loss - TV Entertainment

The three month net loss from our TV Entertainment segment for the period ended September 30, 2007 was $87,204, a 100% increase compared to a net loss of $0 for three month period ended September, 2006. No TV Entertainment business was commenced in 2006 and loss is primarily represented the advertising and promotional cost incurred for the anticipated distribution of TV programs.

A nine month net loss of $422,008 was experienced from our TV Entertainment segment for the period ended September 30, 2007 compared to net income of $0 for nine month period ended September, 2006. Loss is primarily attributable to advertising and promotional costs for the Who Wants To Be A Millionaire? TV program.

For the nine months period ended September 30, 2007, the Company incurred expenses of $242,414 attributable to production of TV program. These costs are capitalized as current assets under the caption of “inventories” in the balance sheets and to be amortized on episode airing basis.

Net Income/Loss - Asia Global Holdings Corporate

For the three month period we experienced a net loss of $2,333,667 from our Asia Global Holdings corporate operations for the period ended September 30, 2007 compared to a net loss of $2,765,555 for the three month period ended September, 2006. The reduction in losses were primarily attributable to reduction in non-cash stock-based professional fees totaling $2,225,000 and $56,713 stock based compensation.

For the nine month period we experienced a net loss of $5,405,263 from our Asia Global Holdings corporate operations for the period ended September 30, 2007 compared to a net loss of $3,177,490 for the nine month period ended September, 2006. The increase in losses were primarily attributable to non-cash stock-based professional fees totaling $4,982,325 and $260,877.

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

Liquidity and Capital Resources

Cash flows from operating activities

We experienced negative cash flows from operating activities in the amounts of $705,958 for the nine month period ended September 30, 2006, primarily resulting from a net loss offset by non-cash charges such as common stock issued for services, depreciation and amortization, and reversal of accrued expenses, and changes in operating activities accounts such as an increase in accounts receivable due to increased sales, and increase in income tax payable.

Cash flows from investing activities

Net cash flows used in investing activities for the nine month periods ended September 30, 2007 were $1,271,147, primarily representing increase in restricted cash of $266,497, purchase of plant and equipment of $913,617, and increase of restricted cash required as part of our subsidiary's banking facility agreements of $266,497.

Cash flows from financing activities

Net cash flows provided by financing activities primarily represented net funds advanced under banking agreements. In addition, the net cash flows provided by financing activities for the nine months ended September 30, 2007 was contributed by the issuance of promissory note of $370,000, advances under letters of credit for $443,654 and drawdown of bank loan for $134,704, after deducting from both repayments of bank loan for $437,930.

Liquidity

Our growth plans require additional funding from outside sources. We intend to pursue discussions with existing shareholders, third party financing sources and potential lenders to ensure access to funds as required. Our future liquidity will depend on our revenue growth and our ability to sell our products and services at positive gross margins and control our operating expenses. Over the coming twelve months, we expect to spend approximately $2,500,000 for operating expenses assuming revenue growth and no significant change in marketing or product development strategies. We expect to meet these capital needs from sales revenues and, to the extent we do not have sufficient revenues, from our existing cash reserves or other external sources of financing.

The accompanying condensed consolidated financial statements contemplate continuation of the Company as a going concern. Due to the Company’s current period net loss of approximately $3,697,029, of which a sizable portion of that net loss is attributable to non-cash items such as stock issued for services rendered totaling approximately $5,243,202 and depreciation and amortization totaling approximately $123,765. However, substantial doubt to continue as a going concern is raised and realization of a major portion of the assets in the accompanying condensed consolidated balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

Management believes the Company's ability to continue as a going concern is alleviated because current sources of liquidity as of September 30, 2007, included approximately $61,950 in cash and cash equivalents, and a $706,282 line of credit available for use under its current line of credit facility, are sufficient to satisfy its cash requirements over the next twelve months. Although there is no assurance that such financing will be available, or if available, that such financing will be available on reasonable terms, management believes it has the ability to borrow additional funds from third parties such as financial institutions or will be successful in a debt or equity financing that will be sufficient to fund its operations for the next twelve months.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of September 30, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None .

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 4, 2007, the Shareholders ratified the Board of Director's actions taken to file a new Non-Qualified Incentive Stock Compensation Plan 2007 (Form S-8 filed with the Commission on August 21, 2007) in the amount of 25,000,000 shares.

ITEM 5. OTHER INFORMATION

On July 17, 2007, the Company filed with the Commission a Form 8-K stating that HLB Hodgson Impey Cheng had resigned as the Company’s independent auditors. Further, the Company engaged the accounting firm of Zhong Yi (Hong Kong) C.P.A. Company Limited as the Company’s independent registered public accounting firm as of July 26, 2007.

On August 21, 2007, the Company filed with the Commission a Form 8-K stating that it had reached a mutual agreement for a sixty (60) day extension to repay a loan from Sabana Investments, LLC, pursuant to Item 2.03 filed on Form 8-K with the Commission on March 12, 2007.

On October 5, 2007, the Company filed with the Commission a Form 8-K stating that it had filed an Amended Certificate of Designation with the Secretary of State of Nevada, amending the Series A Convertible Preferred Shares (“Series A Shares”) designation to allow each share of the Series A Shares to be voted on an “as-if converted” basis and shall vote with the Common Stock.

On October 10, 2007, the Company filed with the Commission a Form 8-K stating that it had authorized the issuance of 500,000 Series A Convertible Preferred Shares (“Series A Shares”) to Mr. Michael Mak. Further, the Form 8-K stated that the Company had authorized the conversion of 100,000 shares of the Series A Shares held by Mr. Michael Mak. The 100,000 shares of Series A Shares converted to 20,000,000 144 Restricted Shares of the Company’s Common Stock.

On October 16, 2007, the Company filed with the Commission a Form 8-K stating that it had repaid $370,000 to Sabana Investments, LLC pursuant to a Convertible Promissory Note, which was filed on Form 8-K dated March 13, 2007.

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

ASIA GLOBAL HOLDINGS CORP.
(Registrant)

Date: November 13, 2007	By:	/s/ Michael Mak
Michael Mak, President