Form 10-K
period 2007-12-31
ASIA GLOBAL HOLDINGS CORP.
filed 2008-04-14
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☐            Non-accelerated filer ☒    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of December 31, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $13,770,680 based on the closing sale price as reported on the Over-the-Counter Bulletin Board. As of March 24, 2008, there were 129,862,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Asia Global Holdings Corp.

FORM 10-K

For the Year Ended December 31, 2007

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

PART I.

Item 1. Business

Overview

Asia Global Holdings Corp. (formerly known as BonusAmerica Worldwide Corporation) ("AAGH" "we" and the "Company") is focused on building businesses in China and other emerging regions and markets in Asia and worldwide. The Company has subsidiaries participating in media and advertising, TV entertainment, marketing services and Internet commerce. During 2007 we entered the television entertainment market when we produced and broadcast the Who Wants To Be A Millionaire? TV show in China. We are headquartered in Hong Kong, and have offices in the US and mainland China.

Our direct and indirect subsidiaries include Sino Trade-Intelligent Development Corp., Limited (also referred to as “Sino Trade”), Idea Asia Limited (also referred to as “Idea Asia”), China Media Power Limited (also referred to as “CMP”), and Wah Mau Corporate Planning Development Co., Ltd. (also referred to as “Wah Mau”). Sino Trade is a wholly-owned subsidiary of the Company. Idea Asia and Wah Mau are wholly owned subsidiaries of Sino Trade. CMP is a 60%-owned subsidiary of Idea Asia. Sino Trade, Idea Asia and CMP are all Hong Kong corporations. Wah Mau was formed under the laws of the Peoples Republic of China ("PRC").

We sell our products and services worldwide from 4 sales locations in 3 countries to a customer base in Asia, North America, Europe, and Canada.

History

We were incorporated in the state of Nevada on February 1, 2002 under the name Longbow Mining, Inc. (“Longbow”) Prior to March 1, 2004, we were engaged in acquisition and exploration of mineral properties and evacuation of minerals located in British Columbia, Canada.

On March 1, 2004, we purchased BonusAmerica Corporation, a California corporation, or BAC, a wholly-owned subsidiary of Stanford International Holding Corporation, a California corporation, or Stanford. In connection with the transaction, we issued 5 million shares of restricted common stock and Archer Pacific Management, Inc., an affiliate of Ernest Cheung (one of our founders) and Fred Tse (one of his affiliates) transferred 6.5 million shares of our restricted common stock held by them to Stanford for all of the issued and outstanding shares of BAC. As a result of this transaction, Stanford became the beneficial owner of 57.9% of our then issued and outstanding shares of common stock and BAC became our wholly-owned subsidiary. At the time of the transaction, Stanford was owned by Michael Mak, our current president (“President”), chief executive officer (“Chief Executive Officer”), interim chief financial officer (“interim Chief Financial Officer”) and director, Carson Kwong, a former director, and Steven Wong. A Form 13D was filed on June 28, 2004 denoting the beneficial ownership of Stanford. Furthermore, on April 16, 2005, Mr. Mak purchased 100% of the ownership of Stanford from Carson Kwong and Steven Wong. Michael Mak is also the Chief Executive Officer of Stanford and has the power to direct Stanford's votes. Our common stock is currently trading on the Over-the-Counter Bulletin Board under the symbol "AAGH."

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

On November 10, 2006, we formed Idea Asia, which is a wholly-owned subsidiary of Sino Trade, under the laws of Hong Kong. The purpose of Idea Asia is to acquire and operate entertainment related businesses.

On November 27, 2006 we formed CMP, which is a sixty percent (60%) owned subsidiary of Idea Asia, under the laws of Hong Kong. The purpose of CMP is to acquire the rights to a specific entertainment property, namely the globally successful Who Wants To Be A Millionaire? TV show, and produce and broadcast the show in the PRC.

On September 29, 2007 CMP, subsidiary of AAGH, broadcast the first ever airing of the globally successful Who Wants To Be A Millionaire? TV show produced specifically for mainland China.

Currently

Up until 2006 the primary lines of business of the Company were direct marketing, Internet commerce and media. We engaged in business-to-consumer retail sales, business-to-business media and advertising services sales, and international business-to-business media and services sales.

In 2006 we shifted our focus away from the Internet consumer retail business to concentrate our resources on the growth of our media and advertising business in Asia - specifically China and Hong Kong. We moved our main operations and headquarters from our Los Angeles, California office to our Hong Kong office to facilitate the identification, evaluation and acquisition of opportunities in Asia.

As we anticipated, the relocating of our headquarters to Hong Kong broadened our access to the marketplace resulting in the discovery and materialization of opportunities in the TV entertainment business in mainland China. Our first effort in this business segment commenced with the acquisition of the rights to produce and broadcast the global phenomenon Who Wants To Be A Millionaire? TV show in China. This initial venture into TV entertainment in China, while not financially successful at this time, has so far proven to be a very good learning experience upon which we intend to build.

In 2007, as we continued to advance our strategic focus on media and advertising, we changed our accounting segmentation to better reflect and analyze our business. Whereas our old segmentation divided our business into the categories of 1) Media & Advertising and 2) Online Retailing, our new segmentation divides our business into the categories of 1) Media & Advertising, 2) TV Entertainment and 3) AAGH Corporate. A detailed breakout of the products and services comprising the first two segments is given in the section titled “Our Products and Services”. The third segment reflects any other AAGH operations outside of those core segments.

Further to more clearly reflect our business we have eliminated the geographic breakout comprising the US as we are not currently selling products or services in the US. We will maintain our US office in Los Angeles California for the purpose of seeking out, evaluating and acquiring investment opportunities in the United States and Europe.

Our revenues for the year 2007 were $10,783,574 with an increase of 108% or $5,604,400 compared to revenues of $5,179,174 for the comparable twelve month period in 2006.

This year we also experienced increases in gross profit and EBITDA (exclusive of all non-cash items) compared to 2006. Our gross profit was $6,332,713, up 93% compared to $3,277,561 in 2006. Our EBITDA increased 33% to $2,717,091 compared with $2,048,741 in 2006.

This year we’ve seen another very strong performance in Media and Advertising sales from our Sino Trade subsidiary. Increased revenue and profit from this segment is attributed to a long buildup and maturing of our sales program over the past three years. Key success factors include a very large and detailed database of clients and potential clients (qualified leads) which we’ve developed over many years; and a sales agent network which also has matured over time. Also contributing to success in our Media and Advertising business is our business model of low overhead, using outside sales agents rather than in-house sales staff, combined with very good profit margins particularly in our TradeDragon service where we apply a pure ecommerce model.

While revenues have increased over the 12 month period, we have not yet been able to raise the additional capital required to execute many components of our overall business plan. As such, some of our plans will remain inactive while we focus the resources we have available on only the opportunities with the greatest potential for long-term success and benefit for shareholders.

Our Products and Services

TV Entertainment

We intend to derive income from TV distribution, advertising during TV programs we produce and distribute in China and interactive content included within TV programs. In 2007 we produced the TV show Who Wants To Be A Millionaire? for distribution in China. This was our first effort in this segment. In 2007 it was a significant learning experience for us. We intend to produce more TV shows for distribution in China.

TV Advertising and Distribution in China: China has a population of 1.3 billion with a middle class of approximately 300 million and growing rapidly. Advertising during popular TV shows is the best way for major international brands to reach this audience which is quickly becoming the most important consumer market in the world. Advertising revenue can be generated through the sale of advertising slots in shows we produce and distribute. Distribution revenue can also be derived from TV stations who air the TV show. We entered this market in 2007 when CMP began producing the Who Wants To Be A Millionaire? TV show for distribution in mainland China. The first show aired September 29, 2007.

Interactive Programming: Interactive content included in TV shows – such as viewer call-in participation – can be a source of revenue from some TV programs. For example, in 2007, through an agreement between CMP and 2waytraffic UK Rights Limited (“2waytraffic”) (format owner of Who Wants To Be A Millionaire?), CMP acquired the exclusive rights for all interactive programming related to Who Wants To Be A Millionaire? in China. Two viewer participation features (Interactive Programming) were incorporated into each broadcast of the TV show 1) Play-Along-At-Home and 2) Call-In-To-Be-A-Contestant.

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

Business-to-Consumer: In this category we seek to derive income from companies desiring to promote their products or services to consumers. Our consumer Internet portals at this time are currently inactive until management determines the Company is in a position to successfully execute the operation of each. If and when we scale-up our consumer Internet portals, we plan to derive income from advertisers utilizing our portals to promote their business to the consumers who visit the Internet portals/websites. We have developed but suspended the operations of three portals —www.More2Save.com, www.RateandSave.com and www.CouponsRewardsSavings.com. We will consider launching www.BonusChina.com, an online entertainment, information and services portal, in China if and when funding is available to do so.

CouponsRewardSavings.com (Inactive) was established in 2003 and was the original business in our media and advertising distribution network. This website attracted visitors with discounts, free gifts and other promotions. Revenues were generated by charging advertisers each time a visitor opted to receive information (usually an online coupon or special offer) from that advertiser. More2Save.com (Inactive) is an online coupon portal that offers shoppers coupons, rewards and savings. Revenues were generated by charging advertisers to post coupons on the website. RateandSave.com (Inactive) is a consumer-shopping portal that helps consumers find the best prices on products they are seeking. Revenues were generated from advertisers via a cost-per-click bidding model. BonusChina.com (Planned/not active) will be an online portal and will provide entertainment, information and services to the consumer market in China.. We intend to generate revenue by selling advertising space and services to consumers and advertisers. These four Business-to-Consumer businesses will remain inactive until management determines that adequate resources are available to implement and operate any of them profitably.

Infrastructure

Our wholly-owned subsidiary, Sino Trade provides the infrastructure to operate our media and advertising business in Hong Kong and China. Through Sino Trade, we coordinate two offices in mainland China and one office in Hong Kong. Our offices in mainland China are located throughout the Guangdong Province, the manufacturing center responsible for conservatively 30% of China's total exports. Our office in Hong Kong serves as our China communications hub. Wah Mau, a wholly-owned subsidiary of Sino Trade, provides support for our operations specifically in mainland China and helps generate sales of our media and advertising products and services. Through Sino Trade and Wah Mau we have established a network of advertising agency partners in China who sell our business-to-business media and advertising products and services.

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

CMP entered into an agreement with China advertising media sales agency Zixunmedia in November of 2006. Pursuant to PRC regulations, only a licensed advertising agency can sell advertising and collect payments for advertising sales in China. Zixunmedia is licensed pursuant to PRC laws and will receive thirty percent (30%) of the revenues generated from advertising and twenty (20%) of income generated by the Play-Along-At-Home feature aired during the Who Wants To Be A Millionaire? TV program. Zixunmedia receives no portion (0%) of income generated by the Call-In-To-Be-A-Contestant interactive feature of Who Wants to Be A Millionaire? The show's format owner, 2waytraffic gets 40% of income generated by the Play-Along-At-Home feature and receives no income from the Call-In-To-Be-A-Contestant feature.

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

We supplement the efforts of our sales team and agency network with tradeshow exhibits. In 2007 we attended 36 trade shows. We plan to continue utilizing tradeshows to generate new clients and improve our visibility in key markets.

In 2007 we operated in partnership with Zixunmedia advertising and media sales agency in mainland China to sell the TV adverting slots that air during our subsidiary CMP’s broadcasts of Who Wants To Be A Millionaire?. Going forward we intend to expand upon and improve our sales and marketing efforts in the TV entertainment segment through more aggressive distribution and improved advertising sales infrastructure.

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

Employees

As of December 31, 2007, we employed approximately 51 full-time employees. The Company does not have any collective bargaining agreements with its employees and we consider our employee relations to be good.

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

Item 1A. Risk Factors

Risks Related to the Company

You should not place undue reliance on our financial guidance, nor should you rely on our quarterly or annual operating results as an indication of our future performance because our results of operations are subject to significant fluctuations.

We were unable to achieve profitability in accordance with generally accepted accounting principles in the United States, or GAAP, for the year ended December 31, 2007 and we may be unable to achieve profitability in the future. We incurred net losses of $5,908,545 for the twelve months ended December 31, 2007. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis in the future.

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

At times in the past and in certain segments, our revenues have fluctuated on a quarterly and annual basis as well as grown significantly and has decreased significantly. Accurate predictions of future revenues are difficult because of the rapid changes in the markets in which we operate.
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

Changes in general economic conditions could have a material impact on our business.

Our results of operations could be impacted by changes in overall economic conditions that impact consumer spending within China and the United States. Future economic conditions affecting disposable income such as employment levels, consumer confidence, business conditions, stock market volatility, weather conditions, acts of terrorism, threats of war, and interest and tax rates could reduce consumer spending or cause consumers to shift their spending away from our products. If the economic conditions and performance of the retail and media environment worsen, we may experience material adverse impacts on our business, operating results and financial condition.

Acquisitions may harm our financial results.

Acquisitions have been part of our growth and may continue to be part of our growth in the future. Our acquisitions may be of entire companies, certain assets of companies, controlling interests in companies or of minority interests in companies where we intend to invest as part of a strategic alliance. If we are not successful in integrating companies that we acquire or are not able to generate adequate sales from the acquired entities, our business could be materially and adversely affected.

Disputes concerning media content and intellectual property may adversely affect us.

Most of our media content is subject to arrangements with third parties pursuant to which we have licensed certain rights to use and distribute media content owned by third parties or have licensed to third parties certain rights to use and distribute media content that we own. In addition, we have a number of agreements with third parties concerning the use of our media content and intellectual property, including agreements regarding royalties, distribution, duplication, etc. Allegations that we do not have rights to use media content and other disputes arising from such arrangements can be costly and may have a material adverse impact on our results.

Third parties that are engaged by the Company may have legal action brought against them which could adversely affect us or may result in legal action against the Company.

We work with several third parties in our TV Entertainment and Media & Advertising segments. Such agreements could result in legal action being brought against a third party which we have no control over and could result in the Company being brought into such legal action. Such litigation may impose a heavy financial burden on the Company.

Television production budgets may increase, and television production spending may exceed such budgets.

Our future television budgets may continue to increase due to factors including, but not limited to, (1) escalation in compensation rates of people required to work on our current projects, (2) number of personnel required to work on our current projects, (3) equipment needs, (4) the enhancement of existing, or the development of new, proprietary technology and (5) the expansion of our facilities to accommodate the growth of the television and media segment. Under the Format Option Agreement for Singing Bee, we will finance the budget for production and sale of the show. Due to production exigencies, which are often difficult to predict, it is not uncommon for television production spending to exceed television production budgets, and our current projects may not be completed within the budgeted amounts. In addition, when production of each film is completed, we may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another. These carrying costs increase overall production budgets and could have a material adverse effect on our results of operations and financial condition.

We have an obligation to finance production costs.

We financed the production of Who Wants to Be A Millionaire?, and we will continue to finance the new format Singing Bee and may finance or fully finance other related products to be developed and produced. If our television and related products do not generate proceeds sufficient to more than offset our share of the production costs, our business, operating results and financial condition will be materially adversely affected.

In order for our television and related products to be successful, we must develop appealing creative content.

The success of each television production developed and produced by us depends in large part upon our ability to develop and produce engaging content and formats that will appeal to a broad audience. Traditionally, this process has been extremely difficult. While we have enjoyed success with our television productions, there can be no assurance that similar levels of success will be achieved by our subsequent productions, including Singing Bee, Blackjack Bowling and our other future projects.

Work stoppages could adversely impact our operations.

Although none of our employees are represented by a labor union, it is common for television directors, producers, production staff and actors at television production companies to belong to a union. There can be no assurance that our employees will not join or form a labor union or that we, for certain purposes, will not be required to become a union signatory. We may be directly or indirectly dependent upon certain union members, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or results of operations. If a work stoppage occurs, it could delay the completion of our television productions and have a material adverse effect on our business operating results or financial condition.

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

The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the twelve months ended December 31, 2007, the closing sale prices of our ordinary shares on the Over-the-Counter Bulletin Board ranged from $0.335 to $0.04 per share and the closing sale price on April 14, 2008 was $0.08 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our ordinary shares, regardless of our operating performance.

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

Our Chief Executive Officer, Michael Mak, beneficially holds the majority shareholder vote. As a result, Mr. Mak is able to substantially influence all matters requiring the approval of our shareholders, including the election of directors and the approval of significant corporate transactions such as acquisitions. This concentration of ownership could delay, defer or prevent a change in control or otherwise impede a merger or other business combination that the Board of Directors or other shareholders may view favorably.

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

Item 1B. Unresolved Staff Comments

The Company received a letter from the Securities & Exchange Commission on May 8, 2007 (“SEC Letter”) regarding comments pertaining to Amendment 3 to Form 10-KSB for the fiscal year ended December 31, 2005; Amendment 2 to Form 10-QSB for fiscal quarter ended March 31, 2006; Amendment 1 to Form 10-QSB for fiscal quarter ended September 30, 2006; and Form 10-KSB for fiscal year ended December 31, 2006. On March 11, 2008, the Company filed a response to the SEC Letter. On March 20, 2008, the Company received a letter from the Securities & Exchange Commission regarding comments pertaining to Amendment No. 1 to Form 10-QSB for fiscal quarter ended September 30, 2006 and Form 10-KSB for fiscal year ended December 31, 2006. On April 14, 2008 the Company filed a response to the March 25, 2008 SEC Letter. Until the Company receives a letter from the Commission stating that there are no further comments, there remains an unresolved staff comment. The Company will file a Form 8-K under Item 8.01 when it receives a letter from the Commission stating there are no further comments.

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

In 2007, our total office rental expenses were $143,744, include $13,885 for our office in Los Angeles and $129,859 for our offices in Hong Kong and China.

In addition, we currently occupy office space in China at the following location:

Rm 301, Block 4, Xi Ling Garden, Luo Sha Road, ShenZhen, China

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

Item 4. Submission of Matters to a Vote of Security Holders.

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

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since July 17, 2006, our common stock has been traded on the Over-the-Counter Bulletin Board under the symbol “AAGH.OB”. Prior to July 17, 2006, our common stock was traded on the Over-the-Counter Bulletin Board under the symbol "BAWC.OB".] As of April 11, 2007, there were: (i) 13 shareholders of record, without giving effect to determining the number of shareholders who hold shares in "street name" or other nominee status; (ii) no outstanding options to purchase shares of our common stock; (iii) outstanding 129,862,000 shares of our common stock, of which 109,862,000 shares are either freely tradable or eligible for sale under Rule 144 or Rule 144K, and (v) no shares subject to registration rights.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Sales Price

	High	Low
Fiscal 2007
First Quarter	$0.0145	$0.04
Second Quarter	$0.079	$0.04
Third Quarter	$0.335	$0.052
Fourth Quarter	$0.315	$0.07

Fiscal 2006
First Quarter	$0.189	$0.031
Second Quarter	$0.27	$0.04
Third Quarter	$0.41	$0.07
Fourth Quarter	$0.22	$0.018

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

Preferred Stock.

The Series A Preferred Convertible Stock does not pay dividends.

Recent Sales of Unregistered Securities

During the year ended December 31, 2007, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Item 6. Selected Financial Data.

The following tables summarize the consolidated financial data of Asia Global Holdings Corp. for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to these consolidated financial statements appearing elsewhere in this Form 10-K.

	Year Ended Dec 31
	2005	2006	2007

Revenue	$2,188,642	$5,179,174	$10,783,574
Cost of sales	$-569,708	$-1,901,613	$-4,450,861
Gross profit	$1,618,934	$3,277,561	$6,332,713
Depreciation and amortization	$-682,847	$-280,724	$-200,887
Selling and distribution expenses	$-199,205	$-459,262	$-1,809,580
General and administrative expenses	$-1,042,508	$-11,989,553	$-9,360,893
Other income	$43,427	$72,387	$18,017
Interest expense	$-10,433	$-45,474	$-77,306
Loss before income taxes and minority interest	$-272,632	$-9,425,065	$-5,097,936
Income tax expense	$-109,768	$-446,561	$-810,609
Net loss attributable to the Shareholders of the Company	$-382,400	$-9,871,113	$-5,908,545
Loss per Share — basic (US$)	$-0.02	$-0.34	$-0.06
Loss per Share — diluted (US$)	$-0.02	$-0.34	$-0.06

	Year Ended Dec 31
	2005	2006	2007

Balance Sheet Data:
Cash and cash equivalents	$49,134	$22,514	$846,907
Total current assets	$1,716,556	$4,399,435	$4,976,551
Total assets	$2,360,860	$4,763,015	$5,348,259
Short-term borrowings	$186,523	$707,509	$1,578,078
Total current liabilities	$962,065	$2,098,699	$2,958,293
Total stockholders’ equity	$1,224,237	$2,510,305	$2,159,203

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview and Future Plan of Operations

In 2007, our revenues grew by 108% from $5,179,174 in 2006 to $10,783,574 in 2007 primarily resulting from increased advertising sales delivered by new agency partnerships in China.

This year we also experienced increases in gross profit and EBITDA (exclusive of all non-cash items) compared to 2006. Our gross profit was $6,332,713, up 93% compared to $3,277,561 in 2006. Our EBITDA increased 33% to $2,717,091 compared with $2,048,741 in 2006.

Over the course of 2007 our Sino Trade subsidiary, which is responsible for media sales in China, established new relationships with nine well-established media sales agencies throughout China. By doing so, Sino Trade was able to increase revenue without the risk of added overhead associated with an in-house sales force expansion.

The Company experienced a loss of $5,908,545 primarily due to costs related to business expansion in China. During 2007 we entered the television entertainment market when we produced and distributed the Who Wants To Be A Millionaire? TV show in China. We set up our own studio and began producing the TV show. The first show aired September 29, 2007 and became a weekly episode thereafter. While the show received high ratings the sales and distribution performances were unsatisfactory resulting in losses. Management decided to discontinue the show resulting in an impairment of $2,000,000. Also contributing to our overall loss were consulting and management expenses related to business expansion into China which were paid for with common stock issued in 2007 and valued at $5,293,825; legal and professional expenses and a non-cash charge for our stock-based compensation to an executive in the sum of $260,877.

Today AAGH is focused on building businesses in China and other emerging regions and markets in Asia and worldwide. The Company now has subsidiaries participating in media and advertising, marketing services, Internet commerce and TV entertainment. The Company is headquartered in Hong Kong and has offices in the US and mainland China.

We consider the two most significant achievements of 2007 were the improved financial performance over the previous year and the expansion into TV entertainment in the China market.

Expansion into TV entertainment in China

The growing market for TV advertising in China is very attractive. Research studies indicate TV ad sales represent 75% of the overall ad spending in China’s estimated $37 billion advertising market. Reports state television advertising sales in the first 6 months of 2006 totaled $14 billion representing a 22% increase over the same period last year making TV the greatest gainer in ad sales of all China media with newspapers, magazines, radio and outdoor growing 5%, 9%, 15% and 9% respectively. [Source: as reported by Xinhua News Agency]

To address this market opportunity AAGH subsidiary Sino Trade created the wholly-owned subsidiary Idea Asia (a Hong Kong corporation) to hold entertainment related businesses. Idea Asia created CMP (a Hong Kong corporation) of which Idea Asia owns 60%. On December 18, 2006 CMP acquired the rights from UK based Celador International Limited (“Celador International”) (now part of 2waytraffic) to broadcast in China the global quiz show phenomenon Who Wants To Be A Millionaire?. The remaining 40% of CMP is owned by Kolmanski International Limited and Region Giants Limited who will provide TV production, corporate development, and sales and marketing services to CMP.

CMP entered into an agreement with China advertising media sales agency Zixunmedia in November of 2006. Pursuant to PRC regulations, only a licensed advertising agency can sell advertising and collect payments for advertising sales in the China television market. Zixunmedia is licensed pursuant to PRC laws and will receive thirty percent (30%) of the revenues generated from advertising during the Who Wants To Be A Millionaire? TV program. CMP will retain seventy percent (70%) of the revenues generated from the advertising.

CMP, under the terms of its agreement with Celador International/2waytraffic, will produce and broadcast a minimum of 104 episodes of Who Wants To Be A Millionaire? over a period of 12 months beginning third quarter 2007. The agreement includes a mutual option for production and broadcasting to continue for a second year thereafter.

The following are the directors of CMP:

*  Michael Mak, the Chief Executive Officer, interim Chief Financial Officer and Director of AAGH will serve as the sole director and officer of Idea Asia and will also serve as Chairman of CMP.

*  John Leper, the Secretary and Director of AAGH will serve as a Director of CMP.

*  Hing Ng, the Director of Sino Trade and Wah Mau, AAGH’s wholly-owned subsidiary, will serve as a Director of CMP.

*  Mr. Peter Lai, aged 43, an advertising veteran and a co-founder of CMP, is overseeing the corporate development and the sales & marketing function of the Company.

*  Mr. Claude Yuen, aged 52, a TV production specialist and a founding partner of CMP, is in charge of the Program's production as the Executive Producer.

AAGH, through its Idea Asia subsidiary will continue to seek out high quality proven successful TV entertainment and media opportunities to adapt to the market in China.

Going Forward

In 2008 the Company plans to continue expanding upon our proven-successful agency partnership programs with established advertising agencies in China to grow the Media and Advertising segment of our business. Also we plan to develop a new stream of revenue from our TV entertainment business by building on what we’ve learned so far from the Who Wants To Be A Millionaire? TV show experience. We also plan to continue to seek new opportunities in China TV entertainment. We expect these objectives will dominate our operations in 2008.

Media & Advertising going forward. In this segment we have had very solid performance as reflected in its financial performance. Our strategy of expanding through sales agents has been consistently working very well. Given this we plan to add more agents and continue this growth process. Additionally we plan to add more product offerings for the agent network to sell. We expect reasonable growth in this segment.

TV Entertainment going forward. In 2007 we launched Who Want To Be A Millionaire? in mainland China. The show’s production value is very high quality and we experienced very good rating in GuiZhou province where the show aired originally. However, the financial performance in 2007 was unsatisfactory due to the non-performance of CMP sales and distribution efforts. Given the lackluster sales and distribution performance we decided to discontinue the program. Resultantly, Idea Asia issued a demand note to CMP for the repayment of loans in the amount of $875,338.  Management has decided it will no longer invest in CMP and plans to discontinue all operations of the subsidiary. Further, management has shifted all operations related to TV entertainment to Idea Asia which will be lead by industry veteran Dominique Ullmann, appointed to the position of Executive Director of Idea Asia in February 2008, who will leverage his strong experience in the industry and well established business network in the region. Mr Ullmann will be in charge of the overall strategy and execution of all future TV entertainment business.

Management believes the Who Wants To Be A Millionaire? experience is very valuable for our future development in this business. Moving on, we have hired a seasoned industry veteran to spearhead the continued development of our TV entertainment business.  We plan to continue to identify and acquire successful TV programs/formats from content providers. Currently we have already acquired two new TV programs for distribution in China.

We will be very "revenue conscious" in this segment going forward. Through our initial effort with Who Wants To Be A Millionaire? we built a reputation of being a legitimate provider of high quality TV shows, not a “copy cat”.  Therefore, we are now proven and properly positioned to look for well established big name title sponsors who may also help subsidize production costs.

We intend to generate revenue when our programs are broadcast on satellite TV and regional TV stations. Our target for 2008 is to have our programs distributed by 100 of the more than 1000 TV stations in China with average revenue of $150-500 per episode per regional TV station. Revenue per episode is dependant on the nature and geographic location of the individual TV station.

Results of Operations for the Twelve Months Ended December 31, 2007 and December 31, 2006

During the twelve months ended December 31, 2007, we experienced a net loss of $5,908,545. We expect to improve our income position over the next 12 months as we plan to continue growing our profitable advertising sales business in China and we expect increased revenue from our TV entertainment business.

During the twelve months ended December 31, 2007, we generated most of our revenues from our Media & Advertising division. Over the next twelve months, we plan to devote the majority of our resources to expanding and further developing our Media and Advertising segment and our Idea Asia subsidiary.

The following table sets forth our net revenues by each operational division for the twelve months ended December 31, 2007 and 2006:

Revenue by Segment Twelve Months Ended December 31

	2007	2006	Variance

Media & Advertising	$10,664,613	$5,157,174	$5,507,439	(+107)%
TV Entertainment	$118,961	$0	$118,961	N/A
Asia Global Corporate	$0	$22,000	$-22,000	(-100)%

In 2007, our revenues grew by 108% from $5,179,174 in 2006 to $10,783,574 in 2007 primarily resulting from increased advertising sales delivered by new agency partnerships in China.

Revenue – Media & Advertising

During the twelve month period ended December 31, 2007, our revenue for the Media & Advertising segment was $10,664,613. Compared to the 2006 figure of $5,157,174, we experienced an increase of revenue of 107% from the comparable twelve month period ending December 31, 2006, which is attributable to expanding our sales force through creating partnerships with established advertising agencies in China.

Revenue – TV Entertainment

During the twelve month period ended December 31, 2007, our revenue for the TV Entertainment segment was $118,961 mainly from the broadcasting of our first TV entertainment program - the mainland China version of Who Wants To Be A Millionaire?. There was no revenue from the comparable twelve month period ended December 31, 2006.

Cost of Sales

Cost of Sales by Segment Twelve Months Ended December 31

	2007	2006	Variance
Media & Advertising	$3,495,128	$1,901,613	$1,593,515	(+84)%
TV Entertainment	$955,733	$0	$955,733	N/A
Asia Global Corporate	$0	$0	$0	(0)%

Cost of sales were $4,450,861 representing 41% of our total revenue of $10,783,574 for the twelve month period ended December 31, 2007 as compared to $1,901,613, 37% of total revenue of $5,179,174 for the twelve month period ended December 31, 2006. The increase in cost of sales as a percentage of sales for the twelve month period ended December 31, 2007 is attributable to our TV Entertainment segment and the costs associated with the production and distribution of Who Wants To Be A Millionaire? in mainland China.

Cost of Sales - Media & Advertising

Cost of sales for our Media & Advertising segment was $3,495,128 representing 33% of our total segment revenue of $10,664,613 for the twelve month period ended December 31, 2007 as compared to $1,901,613, or 37% of our total segment revenue of $5,157,174 for the twelve month period ended December 31, 2006.

Cost of Sales - TV Entertainment

Cost of sales for the TV Entertainment segment was $955,733, for the twelve month period ended December 31, 2007, mainly from the broadcasting of our first TV entertainment program - the mainland China version of Who wants To Be A Millionaire?. There was no cost of sales for the segment for the twelve month period ended December 31, 2006.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses by Segment Twelve Months Ended December 31

	2007	2006	Variance
Media & Advertising	$2,405,141	$978,276	$1,426,865	(+146)%
TV Entertainment	$3,029,495	$9,509	$3,019,986	(+31759)%
Asia Global Corporate	$5,735,837	$11,461,030	$-5,725,193	(-50)%

Selling, general and administrative expenses decreased $1,278,342 to $11,170,473 for the twelve month period ended December 31, 2007 as compared to $12,448,815 for the twelve month period ended December 31, 2006. The decrease in expenses during the twelve month period ended December 31, 2006 was primarily attributable to the re-evaluation of the Preferred Stock issued in 2006 reflecting an additional non-cash stock-based compensation expense of $3,760,002. Taking away the effect of the re-evaluation — selling, general and administrative expenses increased $2,481,660 to $11,170,473 for the twelve month period ended December 31, 2007 as compared to the $8,688,813 for the twelve month period ended December 31, 2006 this increase in expense is related to business expansion in China and the increased expenses related to the production and distribution of Who Wants To Be A Millionaire? TV Show in 2007 and a $2,000,000 impairment resulting from the termination of the TV show operations.

Selling, General and Administrative Expenses - Media & Advertising

During the twelve month period ended December 31, 2007, our selling, general and administrative expenses for our Media & Advertising segment were $2,405,141. Compared to the 2006 figure of $978,276, we experienced an increase of 146% from the comparable twelve month period ending December 31, 2006, which is attributable to a larger sales agent network compared to the previous period.

Selling, General and Administrative Expenses - TV Entertainment

During the twelve month period ended December 31, 2007, our selling, general and administrative expenses for our TV Entertainment segment were $3,029,495. Compared to the figure of the twelve month period ending December 31, 2006 of $9,509, we experienced an increased of 31759%, which is attributable to costs related to the production and distribution of Who Wants To Be A Millionaire? TV Show in 2007 and a $2,000,000 impairment resulting from the termination of the TV show operations.

Selling, General and Administrative Expenses - Asia Global Corporate

During the twelve month period ended December 31, 2007, our selling, general and administrative expenses for the Asia Global Corporate sector were $5,735,837 in which $5,293,825 were non-cash stock-based professional fees and $260,877 were stock-based compensation. Compared to the figure of the twelve month period ending December 31, 2006 of $11,461,030, we experienced a decrease of 50% which can be attributable to the reduction in non-cash stock-based professional fees and stock based compensation expense related to business expansion into China and the aforementioned re-evaluation of Preferred Stock in 2006.

Depreciation, Amortization of Intangible Assets, and Impairment Loss of Property, Plant and Equipment

	2007	2006
Depreciation	$(94,992)	$(45,513)
Amortization of intangible assets	$(105,895)	$(235,211)
	$(200,887)	$(280,724)
Included in cost of sales
Depreciation	$(10,705)	$-
Amortization of intangible assets	$(802)	$-
Amortization of broadcast and licensing rights	$(140,829)	$-
	$(353,223)	$(280,724)

In 2007 we experienced non-cash expenditures of $105,697 and $106,697 from depreciation of fixed assets and amortization of intangible assets, respectively. The 132% increase in depreciation in 2007 as compared with the depreciation of $45,513 in 2006 is attributed to additional depreciation of TV production studio. On amortization of intangible assets, the 55% decrease in 2007 as compared with the amortization of $235,211 in 2006 is attributable to lowered cost of membership database acquisition.

Other Income (Expense)

Total other income for both periods presented was immaterial and consisted of the following:

	2007	2006
Other income
Fixed asset rental income	$0	$13,050
Interest income	$17,868	$9,767
Miscellaneous other income	$149	$49,570
	$18,017	$72,387

Interest expense	$77,306	$45,474

Total other income	$-59,289	$26,913

There was no fixed asset rental income in 2007 as the rental income was ceased from October 2006. For the twelve month period ended December 31, 2007, other significant income only includes interest income and miscellaneous other income obtained in that period.

Net Income/Loss

Net loss for 2007 was $5,908,545 compared to net loss of $9,871,113 in 2006. Loss is primarily attributed to non-cash charges such as the issuance of common stock valued at $5,293,825 for stock-based professional fees related to business expansion into China; a $2,000,000 impairment resulting from the termination of operations related to the Who Wants To Be A Millionaire? TV show and a stock-based compensation for executives amounting to $260,877.

Net Income/Loss by Segment Twelve Months Ended December 31

	2007	2006	Variance
Media & Advertising	$3,767,162	$1,708,827	$2,058,335	(+120)%
TV Entertainment	$-3,930,322	$-8,996	$-3,921,326	(-43590)%
Asia Global Corporate	$-5,745,385	$-11,570,944	$-5,825,559	(+50)%

Net Income – Media & Advertising

The net income for 2007 in our Media & Advertising segment was $3,767,162, a 120% increase compared to a net income of $1,708,827 for 2006. The increase in net income is primarily attributable to substantial increase in sales of media and advertising services primarily as a result of increased promotion and expanded sales force through partner agencies.

Net Loss – TV Entertainment

A net loss of $3,930,322 was experienced from our TV Entertainment segment for the twelve month period ended December 31, 2007 compared to net loss of $8,996 for the twelve month period ended December 31, 2006. Loss is primarily attributable to the costs related to operations of the Who Wants To Be A Millionaire? TV program and a $2,000,000 impairment resulting from the termination of these operations.

Net Loss – Asia Global Corporate

For 2007 we experienced a net loss of $5,745,385 from our Asia Global Corporate operations, compared to a net loss of $11,570,944 for 2006. The decrease in losses was primarily attributable to the reduction of non-cash stock-based professional fees and stock based compensation to executives.

Trends, Events, and Uncertainties

Demand for our services and products will be dependent on, among other things, market acceptance of our concept and general economic conditions, which are cyclical in nature. Our business operations may be adversely affected by our competitors and prolonged recessionary periods. We are in the process of seeking additional financing to accelerate our business plan. There is no assurance additional financing will be available, or if available, that it will be available on reasonable terms. Even if we do obtain such financing, there is no assurance that we will be able to generate profitable operations.

Liquidity and Capital Resources for the Twelve Month Period Ended December 31, 2007 and 2006

Cash flows from operating activities

We experienced positive cash flows provided by operations in the amount of $1,625,950 for the twelve month period ended December 31, 2007, primarily due to net loss from operations of $5,908,545 offset by non-cash charges such as common stock issued for services of $5,293,825, impairment charges of $2,000,000 and changes in operating assets such as an increase in accounts receivable of $562,216.

For the twelve month period ended December 31, 2006 we experienced positive cash flows provided by operations in the amount of $232,384, primarily due to net loss from operations of $9,871,113 offset by non-cash charges such as depreciation and amortization of $280,724, common stock issued for services of $6,244,250, stock-based compensation to an executive of $4,913,125 and changes in operating assets such as an increase in prepayments and other current assets of $172,432, an increase in accounts receivable of $1,805,413 due to increased revenues in our Media and Advertising Business coupled with increases in our accounts payable and accrued expenses of $459,526.

Cash flows from investing activities

Net cash flows used in investing activities for 2007 was $2,203,766 primarily representing the purchase of property, plant and equipment in the amount of $1,010,781 and expenditure on broadcast and license right of $1,046,161.

For 2006 net cash flows used in investing activities was $729,988 primarily representing net advances to related parties of $592,114 and increase of restricted cash required as part of our subsidiary's banking facility agreements of $137,874.

Cash flows from financing activities

Net cash flows provided by financing activities for 2007 was $1,399,468 representing repayment from related parties of $524,534 and net funds advanced under banking agreements. For 2006 net cash flow provided by financing activities was $471,178 representing net funds advanced under banking agreements.

Liquidity

Our growth plans may require additional funding from outside sources. We intend to pursue discussions with existing shareholders, third party financing sources and potential lenders to ensure access to funds as required. Our future liquidity will depend on our revenue growth and our ability to sell our products and services at positive gross margins and control our operating expenses. Over the coming twelve months, we expect to spend approximately $2,800,000 for operating expenses assuming revenue growth and no significant change in marketing or product development strategies. We expect to meet these capital needs from sales revenues and, to the extent we do not have sufficient revenues, from our existing cash reserves or other external sources of financing.

The accompanying consolidated financial statements contemplate continuation of the Company as a going concern. Due to the Company’s current year net loss of approximately $5,900,000, of which a sizable portion of that net loss is attributable to non-cash items such as stock issued for services rendered of approximately $5,300,000 and impairment charges of $2,000,000 totaling approximately $7,300,000. However, substantial doubt to continue as a going concern is raised and realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

Management believes the Company has the ability to continue as a going concern because the Company has cash and cash equivalents of $846,907 and restricted cash of $558,104 totaling approximately $1,405,011 and has a current line of credit of $484,006 available for use under its current line of credit facility and positive cash flow from operating activities which should satisfy cash requirements over the next 12 month.

Management took steps to reduce operating costs and moved a significant portion of its U.S. operations to China during 2006 to benefit from lower overhead costs and further capitalize on the growth potential and success. We continued to enjoy these benefits in 2007 and expect the same in 2008. Management plans to continue reviewing all aspects of its business and making adjustments as needed to those considered unprofitable. Therefore, for at least the next twelve months, the Company can continue to operate as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans during the fiscal year ended December 31, 2007. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at $1,192,944 would decrease net income before provision for income taxes by approximately $9,572 for the fiscal year ended December 31, 2007. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in Renminbi. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If the RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

Item 8. Financial Statements and Supplementary Data.

ASIA GLOBAL HOLDINGS CORP.

Consolidated Financial Statements
For The Years Ended December 31, 2007 and 2006 (Restated)

(With Reports of Independent Registered Public Accounting Firm Thereon)

ZHONG YI (HONG KONG) C.P.A. COMPANY LIMITED

Certified Public Accountants

ASIA GLOBAL HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Asia Global Holdings Corp.

We have audited the accompanying consolidated balance sheet of Asia Global Holdings Corp. and its subsidiaries (“the Company”) as of December 31, 2007 and the related consolidated statements of loss and comprehensive loss, cash flows and stockholders’ equity for the year ended December 31, 2007. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of operations and cash flows for the year ended December 31, 2007 and in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Zhong Yi (Hong Kong) C.P.A. Company Limited

Zhong Yi (Hong Kong) C.P.A. Company Limited
Certified Public Accountants

Hong Kong, China
April 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Asia Global Holdings Corp.

We have audited the accompanying consolidated balance sheet of Asia Global Holdings Corp. and Subsidiaries (the "Company") as of December 31, 2006 (Restated), and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

As discussed in Note 4, the consolidated financial statement for the year ended December 31, 2006 has been restated.

/s/ HLB Hodgson Impey Cheng

HLB Hodgson Impey Cheng
Chartered Accountants
Certified Public Accountants

Hong Kong , S.A.R.
April 14, 2007, (April 14, 2008 as to the effects of the restatement discussed in Note 4.)

ASIA GLOBAL HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006 (Restated)
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2007	2006 (Restated)
		(see Note 4)
ASSETS
Current assets:
Cash and cash equivalents	$846,907	$22,514
Restricted cash	558,104	417,239
Accounts receivable, trade	2,953,719	2,391,503
Amounts due from related parties	530,706	1,055,240
Prepayments and other current assets	87,115	512,939
Total current assets	4,976,551	4,399,435

Property, plant and equipment, net	161,034	52,168
Intangible assets, net	210,674	311,412
Broadcast and license right, net	-	-
TOTAL ASSETS	$5,348,259	$4,763,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft, secured	$163,056	$25,578
Secured bank loan - current portion	784,600	419,303
Obligation under capital lease - current portion	146,416	-
Letters of credit	484,006	262,628
Accounts payable and accrued liabilities	838,239	1,033,874
Income tax payable	435,768	340,143
Amount due to a related party	106,208	17,173
Total current liabilities	2,958,293	2,098,699

Long-term liabilities:
Secured bank loan	6,410	94,307
Obligation under capital lease	92,262	-
Deferred tax liabilities	132,091	59,704
Total long-term liabilities	230,763	154,011

Total liabilities	3,189,056	2,252,710

Minority interest	-	-

Stockholders’ equity:
Series A, convertible preferred stock, $0.001 par value; 500,000 shares authorized; 400,000 shares and no shares issued and outstanding shares as of December 31, 2007 and 2006	400	-
To be issued: no shares and 500,000 shares as of December 31, 2007 and 2006	-	4,760,002
Common stock, $0.001 par value;300,000,000 shares authorized; 129,862,000 and 54,862,000 shares issued and outstanding as of December 31, 2007 and 2006	129,862	54,862
To be issued: 2,000,000 shares and 739,726 shares as of December 31, 2007 and 2006	414,000	153,123
Additional paid-in capital	17,406,772	7,428,345
Accumulated other comprehensive income	6,258	3,517
Accumulated deficit	(15,798,089)	(9,889,544)
Total stockholders’ equity	2,159,203	2,510,305
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,348,259	$4,763,015

See accompanying notes to consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 (Restated)
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2007	2006 (Restated)
		(see Note 4)
Revenues, net	$10,783,574	$5,179,174

Cost of revenue	(4,450,861)	(1,901,613)

Gross profit	6,332,713	3,277,561

OPERATING EXPENSES:
Sales and marketing	1,423,005	459,262
Television program promotion	386,575	-
Consulting and professional fee	5,932,382	6,304,222
Depreciation and amortization	200,887	280,724
Impairment charges	2,000,000	-
General and administrative	1,428,511	5,685,331
Total operating expenses	11,371,360	12,729,539

LOSS FROM OPERATIONS	(5,038,647)	(9,451,978)

OTHER INCOME (EXPENSE):
Other income	18,017	72,387
Interest expense	(77,306)	(45,474)
Total other (expense) income	(59,289)	26,913

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(5,097,936)	(9,425,065)

Income tax expenses	(810,609)	(446,561)
Minority interest	-	513

NET LOSS	$(5,908,545)	$(9,871,113)

Other comprehensive income (loss):
- Foreign currency translation gain (loss)	2,741	(194)

COMPREHENSIVE LOSS	$(5,905,804)	$(9,871,307)

Basic loss per share	$(0.06)	$(0.34)
Diluted loss per share	$(0.06)	$(0.34)

Basic weighted average number of shares outstanding during the year	93,978,667	29,140,493
Diluted weighted average number of shares outstanding during the year	93,978,667	29,140,493

See accompanying notes to consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 (Restated)
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2007	2006 (Restated)
		(see Note 4)
Cash flows from operating activities:
Net loss	$(5,908,545)	$(9,871,113)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	353,223	280,724
Stock-based compensation to an executive, non-cash	260,877	4,913,125
Common stock issued for services, non-cash	5,293,825	6,244,250
Impairment charges	2,000,000	-
Change in operating assets and liabilities:
Accounts receivable, trade	(562,216)	(1,805,413)
Inventories	(298,450)	-
Prepayments and other current assets	425,824	(172,432)
Accounts payables and accrued liabilities	(195,635)	459,526
Amount due to a related party	89,035	10,772
Deferred tax liabilities	72,387	27,595
Income tax payable	95,625	145,350
Net cash provided by operating activities	1,625,950	232,384

Cash flows from investing activities:
Net advances to related parties	-	(592,114)
Increase in restricted cash	(140,865)	(137,874)
Expenditure on intangible assets	(5,959)	-
Purchase of property, plant and equipment	(1,010,781)	-
Expenditure on broadcast and license right	(1,046,161)	-
Net cash used in investing activities	(2,203,766)	(729,988)

Cash flows from financing activities:
Repayment from related parties	524,534	-
Repayment to a director	-	(1,666)
Increase in bank overdraft	137,478	25,167
Advances under letters of credit	221,378	161,987
Drawdown of bank loan	879,191	600,134
Repayment of bank loan	(601,791)	(314,444)
Inception of capital lease	302,564	-
Repayment of capital lease	(63,886)	-
Net cash provided by financing activities	1,399,468	471,178

Foreign currency translation adjustment	2,741	(194)

NET CHANGE IN CASH AND CASH EQUIVALENTS	824,393	(26,620)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	22,514	49,134

CASH AND CASH EQUIVALENTS, END OF YEAR	$846,907	$22,514

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$641,797	$273,616
Cash paid for interest expenses	$77,306	$45,474

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Amounts due from minority shareholders in relation to unsettled investment cost of a subsidiary	$820,513	$-

See accompanying notes to consolidated financial statements.

ASIA GLOBAL HOLDING CORP.
CONSOLDIATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 (Restated)
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series A, Convertible Preferred Stock		Series A, Convertible Preferred Stock to be issued		Common stock		Common stock to be issued			Accumulated other		Total
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Additional paid-in capital	Comprehensive Income	Accumulated Deficit	stockholders’ Equity

Balance as of January 1, 2006	-	$-	-	$-	19,862,000	$19,862	-	$-	$1,219,095	$3,711	$(18,431)	$1,224,237

Issue of common stock for services rendered, non-cash	-	-	-	-	35,000,000	35,000	-	-	6,209,250	-	-	6,244,250

Award shares to be issued	-	-	500,000	4,760,002	-	-	-	-	-	-	-	4,760,002

Bonus shares to be issued to an executive, non-cash	-	-	-	-	-	-	739,726	153,123	-	-	-	153,123

Net loss for the year	-	-	-	-	-	-	-	-	-	-	(9,871,113)	(9,871,113)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(194)	-	(194)

Balance as of December 31, 2006 (Restated)	-	$-	500,000	$4,760,002	54,862,000	$54,862	739,726	$153,123	$7,428,345	$3,517	$(9,889,544)	$2,510,305

Issuance of preferred stock	500,000	500	(500,000)	(4,760,002)	-	-	-	-	4,759,502	-	-	-

Issue of common stock for services rendered, non-cash	-	-	-	-	55,000,000	55,000	-	-	5,238,825	-	-	5,293,825

Bonus shares to be issued to an executive, non-cash	-	-	-	-	-	-	1,260,274	260,877	-	-	-	260,877

Conversion of preferred stock into common stock	(100,000)	(100)	-	-	20,000,000	20,000	-	-	(19,900)	-	-	-

Net loss for the year	-	-	-	-	-	-	-	-	-	-	(5,908,545)	(5,908,545)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	2,741	-	2,741

Balance as of December 31, 2007	400,000	$400	-	$-	129,862,000	$129,862	2,000,000	$414,000	$17,406,772	$6,258	$(15,798,089)	$2,159,203

See accompanying notes to consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 (Restated)
(Currency expressed in United States Dollars (“US$”))

NOTE - 1 ORGANIZATION AND BUSINESS BACKGROUND

Asia Global Holdings Corp. (the “Company” or “AAGH”) was incorporated in the State of Nevada on February 1, 2002 as Longbow Mining Inc (“Longbow”).

On March 1, 2004, the Company completed a stock exchange transaction with BonusAmerica Corporation ("BonusAmerica"), a California corporation that was owned by Stanford International Holding Corporation (“Stanford”) whereby 5,000,000 shares of the Company’s common stock in exchange for 100% of the equity ownership in BonusAmerica. Upon completion of the acquisition, the Company owned 100% equity interest of BonusAmerica and Stanford became a major shareholder of the Company.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby BonusAmerica is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of BonusAmerica, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of stock exchange transaction.

On January 6, 2004, the Company acquired certain assets from Stanford, consisting primarily of receivables, inventories, property and equipment, and intangible assets, in exchange for the outstanding common stock of BonusAmerica. No liabilities were assumed by the Company. The assets acquired are reported at their historical costs since the acquisition is among entities under common control under the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”.

Hence, the acquisition of assets from Stanford has been accounted for at historical cost and prepared on the basis as if the reorganization had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

On May 12, 2004, Longbow Mining Inc. changed its name to BonusAmerica Worldwide Corporation.

On June 6, 2006, the Company changed its name to Asia Global Holdings Corp.

The Company is focused on building businesses in China and other emerging regions and markets in Asia and worldwide. The Company has subsidiaries participating in media and advertising, TV entertainment, marketing services and Internet commerce. During 2007, the Company entered the television entertainment market to produce and broadcast the “Who Wants To Be a Millionaire?” TV show in the People China. AAGH, through its subsidiaries, operates a business-to-business search engine and buyer-supplier matching web site called “TradeDragon.com”. TradeDragon.com was internally developed by the Company based on a combination of proprietary industry knowledge, and expertise in global direct marketing, ecommerce and China sourcing. The Company’s subsidiaries also sell trade information and online marketing services related to the database to mainland Chinese companies. The Company also produces offline advertising products such as business-to-business trade directories and industry trade publications. The Company is headquartered in Hong Kong, and has offices in the United States of America (“US”) and mainland China.

Details of the Company’s subsidiaries are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Sino Trade-Intelligent Development Corp., Limited (“Sino Trade”)	Hong Kong, a limited liability company	Publishing & information service and advertisement in Hong Kong	5,000,000 issued shares of HK$1 each	100%

Idea Asia Limited (“Idea Asia”)	Hong Kong, a limited liability company	Investment holding in Hong Kong	10,000 issued shares of HK$1 each	100%

China Media Power Limited (“CMP”)	Hong Kong, a limited liability company	TV entertainment in the PRC	16,000,000 issued share of HK$1 each	60%

Wah Mau Corporate Planning Development Co., Ltd (“Wah Mau”)	The PRC, a limited liability company	Development of corporate images and business promotion in the PRC	RMB1,000,000	100%

Asia Global Holdings Corp. and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE - 2 GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2007, the Company had incurred a net loss of $5,908,545 and an accumulated deficit of $15,798,089. Additionally, the Company has incurred losses over the past several years. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) business expansion in Media & Advertising business by increasing number of distributors and setup of a new direct sales office in China; and (b) cost-saving plan in TV Entertainment business and distribution of new TV programs in China. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2008. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE - 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

● Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

● Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

● Basis of consolidation

The consolidated financial statements include the financial statements of AAGH and its subsidiaries.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

● Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company maintains cash balances at several banks. Accounts held at financial institutions in the US are insured by the Federal Deposit Insurance Corporation up to $100,000.

● Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2007 and 2006, the Company has determined that no allowance for doubtful accounts is required.

● Inventories

Inventories include material, labor and direct overhead incurred in the production of television episodes and are stated at lower of cost or market value, cost being determined on a first-in-first-out method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2007, the Company provided an inventory allowance for $298,450 in Note 7 below.

● Property, plant and equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational, generally ranging from 2 to 5 years:

Depreciable life
Computers and office equipment	3-5 years
Furniture and fixtures	2-5 years
Leasehold improvements	5 years

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

● Intangible assets

Intangible assets consist of (a) costs paid to acquire personal customer information for use in its advertising and database rental activities; (b) cost of webpage development and database. The Company amortizes the cost of these assets over a period of two to five years.

As of December 31, 2007, the gross carrying value was $1,156,836, accumulated amortization was $946,162 and the net carrying value was $210,674.

Amortization expense totaled $106,697 and $235,211 for the years ended December 31, 2007 and 2006.

● Broadcast and license right

The prepaid license fee for television program broadcast right and broadcasting network fee are subject to the amortization over the terms of the license life in 2 years, on episode airing basis, upon the release of TV programs.

Amortization expense were $140,829 and $Nil for the years ended December 31, 2007 and 2006.

● Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. For the year ended December 31, 2007, the Company made an impairment charge of $2,000,000 to the assets related to the “Who Wants To Be a Millionaire?” TV show under the TV Entertainment Business segment in Note 5.

● Capital leases

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as capital leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a capital lease, the Company as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreciated in accordance with the Company’s normal depreciation policy if the title is to eventually transfer to the Company. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with APB Opinion No. 21, “Interest on Receivables and Payables”.

● Revenue recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a) Database rental

Revenues from database rentals are recorded at the time the services are provided. The Company entered into sale-through agreements with 9 (2006: 6) distributors located in Hong Kong and China which in turn will be responsible to recruit new members and take orders from the existing members of TradeDragon.com. The members can enjoy the following services from the Company (a) advertising placement on the business directories and trade publications that are produced by Sino Trade, (b) internet direct marketing services by the means of traditional mail and emails distribution, (c) membership to TradeDragon.com webpage in which the members exhibit their products and services and search for their buyers or suppliers through search engine marketing tool and international trade portal.

According to the sale-through agreement, each of the distributors is committed to a fixed fee of $256,000 per quarter, and the distributor will sign separate contracts with the members. Hence, the Company takes orders directly from the distributors and will services are considered rendered to the distributors but not the members.

(b) TV Broadcasting

Revenues from TV broadcasting service are recognized in the period when television episodes are aired by the TV station and collection is probable.

● Advertising costs

The Company expenses costs of advertising and promotions as incurred with the exception of direct-response advertising costs. Statement of Position No. 93-7, "Reporting on Advertising Costs", provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period, which is generally less than 30 days. The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits. The Company uses direct-response marketing to attract customers to opt-in to the Company's database and buy goods offered on its website or a special promotion. The Company is able to document the responses of each customer to the email advertising that elicited the response. The percentage of costs attributable to future rental revenues are segregated and reported as intangible assets. Advertising expenses for the years ended December 31, 2007 and 2006 were approximately $1,809,580 and $459,262, respectively.

● Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of operations as and when the related employee service is provided.

● Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statements of operations in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

The Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

The Company conducts its major business in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authorities.

● Net loss per share

The Company calculates net loss per share in accordance with SFAS No. 128,“Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

● Comprehensive loss

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

● Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is the United States Dollars ("US dollars"). The functional currency of the Company's subsidiaries operating in Hong Kong is Hong Kong Dollars (“HKD”) and their financial records are maintained and its statutory financial statements are prepared in HKD. The functional currency of the Company's subsidiary established in the PRC is the Renminbi Yuan (“RMB”) and its financial record is maintained and its financial statements are prepared in RMB.

In general, assets and liabilities are translated into US dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the consolidated statements of stockholders’ equity.

● Stock-based compensation

The Company adopts SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), using the fair value method on January 1, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of SFAS No. 123, compensation expense was recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Any compensation expense was recorded on a straight-line basis over the vesting period of the grant. The adoption of this standard had a significant impact to the Company's accompanying consolidated financial statements for the year ended December 31, 2006.

● Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

● Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. During 2007, the Company operates two reportable segments in Media and Advertising Business and TV Entertainment Business, respectively.

● Fair value of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, restricted cash, accounts receivable, prepayments and other current assets, bank overdraft, secured bank loan, obligation under capital lease, letters of credit, accounts payable and accrued liabilities, income tax payable and amounts due from (to) related parties.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

● Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in US GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. The Company believes that SFAS No. 157 should not have a material impact on the consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS 159 should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (“SFAS No. 141(R)”). SFAS No. 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing US GAAP until January 1, 2009. The Company expects SFAS No. 141(R) will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

NOTE - 4 RESTATEMENT OF 2006 FINANCIAL STATEMENT

The financial statements for the fiscal year ended December 31, 2006 have been restated to reflect the fact that certain costs incurred, which were previously recorded as stock-based compensation for the fair value of 500,000 shares of Series A, Convertible Preferred Stock, which were convertible into 100,000,000 shares of common stock at the grant date per an employment agreement dated August 18, 2006 (see Note 16), were incorrectly fair valued under the Black-Scholes pricing model In April 2008, management determined the specific measurement objectives of SFAS No. 123(R) should have been applied to fair value the transaction based on the share price at the grant date and other pertinent factors. The re-measurement value of $4,760,002 was based on the total market capitalization of the Company at the date of the transaction, as adjusted for the dilutive effect from the equity issuance. The impact of the error correction resulted in an additional $3,760,002 of stock-based compensation cost charged to operating expenses for the year ended December 31, 2006.

The following table presents the effects of the restatement adjustment on the accompanying consolidated financial statements as of and for the year ended December 31, 2006:

	As previously reported	Net adjustment	Restated
Consolidated balance sheet
Stockholders’ equity:
To be issued: 500,000 shares as of December 31, 2006	$1,000,000	$3,760,002	$4,760,002
Accumulated deficit	$(6,129,542)	$(3,760,002)	$(9,889,544)
Total stockholders’ equity	$2,510,305	$-	$2,510,305

	As previously reported	Net adjustment	Restated
Consolidated statement of operations
General and administrative (including stock-based compensation to an executive)	$1,925,329	$3,760,002	$5,685,331
Loss from operations	$(5,691,976)	$(3,760,002)	$(9,451,978)
Loss before income taxes and minority interest	$(5,665,063)	$(3,760,002)	$(9,425,065)
Net loss	$(6,111,111)	$(3,760,002)	$(9,871,113)
Comprehensive loss	$(6,111,305)	$(3,760,002)	$(9,871,307)
Net loss per share – basic and diluted	$(0.21)	$(0.13)	$(0.34)

	As previously reported	Net adjustment	Restated
Consolidated statement of stockholders’ equity
Series A convertible preferred stock to be issued:
Award shares to be issued during the year ended December 31, 2006	$1,000,000	$3,760,002	$4,760,002
Balance as of December 31, 2006	$1,000,000	$3,760,002	$4,760,002

NOTE - 5 IMPAIRMENT ON DISCONTINUED OPERATION

Subsequent to the balance sheet date, the Board of the Company determined to suspend the production of new episodes for “Who Wants To Be a Millionaire?” TV show due to the poor performance of the sales and distribution team on February 15, 2008.

On February 25, 2008, its subsidiary, CMP determined to discontinue the “Who Wants To Be a Millionaire?” TV show and anticipated the consummation in the business restructuring plan. It is expected to be completed in the second quarter of 2008.

The asset group related to the “Who Wants To Be a Millionaire?” TV show was tested for recoverability as of December 31, 2007; accordingly, an impairment loss of $2,000,000 was recognized which represented the amount by which the carrying amount of the asset group exceeded its fair value at the balance sheet date.

The assets and liabilities of the “Who Wants To Be a Millionaire?” TV show in TV Entertainment Business segment comprised of the following as of December 31, 2007:

	Carrying amount	Impairment charges	Fair value as of December 31, 2007
Assets:
Cash and cash equivalents	$4,378	$-	$4,378
Accounts receivable	78,137	-	78,137
Inventories	298,450	(298,450)	-
Prepayments and other current assets	46,863	-	46,863
Amount due from a related party	38,053	-	38,053
Property, plant and equipment, net	796,218	(796,218)	-
Intangible assets, net	5,157	-	5,157
Broadcast and license right, net	905,332	(905,332)	-

Total assets	$2,172,588	$(2,000,000)	$172,588

Liabilities:
Accounts payable and accrued liabilities	171,675	-	171,675
Amount due to a related party	705,203	-	705,203

Total liabilities	$876,878	-	$876,878

Currently, the Company has no disposal plan for these segment assets and liabilities.

NOTE - 6 RESTRICTED CASH

The Company maintains a cash reserve in the amount of $20,000 with a bank, which is restricted as to use as a requirement of the Company's merchant (credit card) account.

AAGH’s wholly-owned subsidiary, Sino Trade, maintains pledged fixed deposits of $538,104, with interest bearing from 1.55% to 3.44% per annum as required per its bank financing agreements.

NOTE - 7 INVENTORIES

Inventories represent the capitalized production costs to locally broadcast the licensed content of TV program “Who Wants To Be a Millionaire?” in the PRC. They mainly include the labor cost, prizes and gifts and the overhead of the production departments. The capitalized production costs are amortized to expense upon the release of episodes on a monthly basis, which will be released to the market in the next twelve months.

As of December 31, 2007, the Company evaluated the impact of discontinued operation in TV Entertainment Business and provided inventory allowances of $298,450 in Note 5 above.

NOTE - 8 AMOUNTS DUE FROM (TO) RELATED PARTIES

As of December 31, 2007, amounts due from (to) related parties represented temporary advances, which were unsecured, interest free and repayable on demand and included the following:

(i)	amount due from the Company’s President, Mr. Michael Mak, who is also the Chief Executive Officer and the Chief Financial Officer of the Company totaling $492,140;
(ii)	amount due from an employee, a director of subsidiary of $38,053;
(iii)	amounts due from minority shareholders of $513; and
(iv)	amount due to an employee, a director of subsidiaries of $106,208.

For the year ended December 31, 2007, the Company advanced $820,513 to minority shareholders of CMP to settle their portion of investment cost in CMP. As of December 31, 2007, the balance due from minority shareholders was offset with the balance of their minority interests. It is considered as a non-cash transaction.

As of December 31, 2006, amounts due from (to) related parties represented temporary advances, which were unsecured, interest free and repayable on demand and included the following:

(i)	amounts due from entities under common control by the Company’s President, who is also the Chief Executive Officer and the interim Chief Financial Officer of the Company totaling $1,054,727;
(ii)	amounts due from minority shareholders of $513; and
(iii)	amount due to an employee, a director of subsidiaries of $17,173.

NOTE - 9 PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	As of December 31,
	2007	2006

Prepayment for broadcasting network fee	$-	$508,628
Utility deposits	47,333	-
Purchase deposits	21,197	-
Deposit for investment	16,983	-
Other prepayments and receivables	1,602	4,311

	$87,115	$512,939

NOTE - 10 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	As of December 31,
	2007	2006

Computers and office equipment	$1,143,482	$240,080
Furniture and fixtures	162,031	55,151
Leasehold improvements	18,522	18,522
Foreign translation difference	2,379	-
	1,326,414	313,753

Less: accumulated depreciation	(367,282)	(261,585)
Less: foreign translation difference	(1,880)	-
Less: impairment charges	(796,218)	-

Property, plant and equipment, net	$161,034	$52,168

As of December 31, 2007, equipment under capital lease was included with the net book value of $282,393 (see Note 13).

Depreciation expense, including equipment under capital lease for the years ended December 31, 2007 and 2006 were $105,697 and $45,513, respectively.

For the year ended December 31, 2007, the Company tested for recoverability of property, plant and equipment related to the “Who Wants To Be a Millionaire?” TV show and recognized an impairment charge of $796,218 accordingly.

NOTE - 11 BROADCAST AND LICENSE RIGHT

	As of December 31,
	2007	2006

Prepaid license fee for television program broadcast right	$537,533	$-
Prepaid broadcasting network fee	508,628	-
	1,046,161	-
Less: accumulated amortization	(140,829)	-
Less: impairment charges	(905,332)	-

Broadcast and license right, net	$-	$-

The prepaid license fee for television program broadcast right and broadcasting network fee are subject to the amortization over the terms of the license life in 2 years, on episode airing basis, upon the release of TV programs.

Amortization expense was $140,829 for the year ended December 31, 2007.

For the year ended December 31, 2007, the Company tested for recoverability of broadcast and license right related to the “Who Wants To Be a Millionaire?” TV show and recognized an impairment charge of $905,332 accordingly.

NOTE - 12 INDEBTEDNESS

(a) Letters of credit

The Company’s subsidiary operating in Hong Kong is committed under certain letters of credit and other trust receipt loans issued by DBS Bank (Hong Kong) Ltd and The Hongkong and Shanghai Banking Corporation Limited, independent financial institutions in Hong Kong, totaling $484,006 expiring through March 2008.

(b) Bank loans

The Company’s subsidiary operating in Hong Kong is committed under certain secured bank term loans bearing interest at the rates ranging from 6.25% per annum to 11.24% per annum as of December 31, 2007, payable in monthly installments until it is paid in full. As of December 31, 2007, total amounts outstanding under bank loans were $791,010.

(c) Convertible promissory note

On February 14, 2007, the Company issued a convertible promissory note (the “Note”) to a third party, Sabana Investments LLC, for the amount of $500,000 and bearing interest at 20% per annum. The term of the Note was for 90 days and matured on May 15, 2007. The Note allowed for an option to convert any unpaid principal and interest into AAGH’s $0.001 par value common stock at a conversion price equal to the market price for such shares as of the date of the conversion.

On March 12, 2007, the Company and Sabana Investments LLC agreed to reduce the loan amount from $500,000 to $370,000 and waived the interest charge to compensate the amendment in the Note.

On May 15, 2007, the Company has reached a mutual agreement with Sabana Investments LLC to extend the maturity date of the Note of 90 days to August 15, 2007.

On August 21, 2007, the Company has reached a mutual agreement with Sabana Investments LLC to extend the maturity date of the Note of 90 days to November 15, 2007.

On October 15, 2007, the Company made a full cash settlement of $370,000 to Sabana Investments LLC to settle with the Note.

NOTE - 13 OBLIGATION UNDER CAPITAL LEASE

In 2007, the Company purchased part of its studio equipment and financed these equipment with a capital lease arrangement with Dah Sing Bank, Limited, an independent financial institution in Hong Kong, with an interest rate of 9.83% per annum, due July 30, 2009 and repayable $13,615 principal and interest monthly.

The obligation under the capital lease is as follows:

	As of December 31,
	2007	2006

Capital lease	$238,678	$-
Less: current portion	(146,416)	-

	$92,262	$-

Future payments as of December 31, 2007 on the equipment lease are as follows:

Years ending December 31:

2008	$163,385
2009	95,308
258,693
Less: interest	(20,015)

Present value of net minimum obligation	$238,678

The Company’s studio equipment is held under capital lease and the related depreciation is included in depreciation expense (see Note 10).

NOTE - 14 INCOME TAXES

The Company is registered in the US and has operations in three jurisdictions: the US, Hong Kong and the PRC. The operation in the US has incurred net operating losses for income tax purposes. The Company generated substantially its net income from the operation of its subsidiaries in Hong Kong and subject to the Hong Kong tax jurisdiction. The Company has recorded income tax expense for the years ended December 31, 2007 and 2006.

The components of (loss) income before income taxes and minority interest separating US, Hong Kong and the PRC tax jurisdictions are as follows:

	Years ended December 31,
	2007	2006
Tax jurisdictions from:
Loss subject to the US tax	$(5,745,385)	$(11,570,144)
Income subject to Hong Kong tax	4,628,281	2,140,291
(Loss) income subject to the PRC tax	(3,980,832)	4,788

Loss before income taxes and minority interest	$(5,097,936)	$(9,425,065)

United States of America

AAGH is registered in the State of Nevada and is subjected to US tax law.

As of December 31, 2007, the US operation had $17,873,058 net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2027. The Company has provided for a full valuation allowance of $6,076,840 for future tax benefits from net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

For the years ended December 31, 2007 and 2006, income tax expense represented Hong Kong profits tax of $738,222 and $418,166 for AAGH’s subsidiary, Sino Trade operating in Hong Kong. Hong Kong profits tax rate is 17.5% on the subsidiary's estimated assessable profits arising in Hong Kong. A reconciliation of income before income taxes to the effective tax rate for the Hong Kong subsidiary as follows:

	Years ended December 31,
	2007	2006

Income before income taxes	$4,646,989	$2,149,800
Hong Kong profits tax rate	17.5%	17.5%

Income tax expense at statutory tax rate	813,223	376,215
Tax effect of non-assessable income and non-deductible expenses	(75,001)	41,951
Change in deferred taxes	72,387	27,595
Income tax expense at its effective tax rate	$810,609	$445,761

Its effective income tax rates for the years ended December 31, 2007 and 2006 were 17.4% and 20.7%. Income taxes payable as of December 31, 2007 and 2006 consists of Hong Kong profits tax of $435,768 and $339,343.

The PRC

AAGH’s subsidiary operating in the PRC is subject to PRC Foreign Enterprise Income Tax at a rate of 15% on the subsidiary's assessable profits, based on existing PRC tax legislation, interpretations and practices in respect thereof. No provision for PRC Foreign Enterprise Income Tax has been made as the subsidiary did not have any assessable profits for the year ended December 31, 2007.

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the PRC (the “New CIT Law”). The New CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises with effect from January 1, 2008. Wah Mau is considered a foreign invested enterprise and its ultimate applicable effective tax rate in 2008 and beyond will depend on many factors, including but not limited to whether certain of its legal entity will be subject to a transitional policy under the New CIT Law, whether Wah Mau can continue to enjoy the unexpired tax holidays.

As of December 31, 2007, the aggregate cumulative tax losses of $19,475,843 are available to be carried forward indefinitely to offset future taxable income, if unutilized. The deferred tax assets as of December 31, 2007 consists mainly of tax losses from differing tax regimes and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2007:

Net operating loss carryforwards from:

US tax	$6,076,840
The PRC tax	240,417
Total deferred tax assets	6,317,257
Less: valuation allowance	(6,317,257)

Net deferred tax assets	$-

NOTE —15  STOCKHOLDERS’ EQUITY

(a) Series A Convertible Preferred Stock authorized

During the year ended December 31, 2006, AAGH created a class of non-dilutable preferred stock, 500,000 shares of $0.001 par value preferred stock, designated as Series A, Convertible Preferred Stock (“Series A Preferred Stock”) and filed a “Certificate of Designation” with the State of Nevada to establish the voting powers, designations, preferences, limitations, restrictions and relative rights of the Series A Preferred Stock. Holders of the Series A Preferred Stock shall be entitled to receive dividends or other distributions with the holders of common stock on an as converted basis when, as, and if declared by the directors of AAGH. Each Series A Preferred Stock stockholder who desires to convert into AAGH’s common stock must provide a ten (10) days written notice to AAGH of its intent to convert one or more shares of Series A Preferred Stock into common stock at a conversion rate of 200 common stock shares for every one (1) Series A Preferred Stock. AAGH may, in its sole discretion, waive the ten (10) days written notice requirement and allow for the immediate exercise to the right to convert. Holders of the Series A Preferred Stock shall have the right to vote upon any matter submitted to the stockholders for a vote pursuant to the Certificate of Designation of the Rights and Preferences of the Series A Preferred Stock. Upon liquidation, the holders of the Series A Preferred Stock shall be entitled to receive, prior to the holders of the other series of preferred stock and prior and in preference to any distribution of the assets or surplus funds to the holders of any other shares of stock of AAGH. Refer to Form 8-K filed with the SEC on October 27, 2006 for further information.

As of December 31, 2007, the number of authorized and outstanding shares of the Company’s Series A Preferred Stock was 500,000 shares and 400,000 shares, respectively.

(b) Common stock authorized

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

As of December 31, 2007, the number of authorized and outstanding shares of the Company’s common stock was 300,000,000 shares and 129,862,000 shares, respectively.

NOTE - 16 STOCK-BASED COMPENSATION

During the year ended December 31, 2007, the Company had made stock-based compensations for services received relating to management services, business advisory, and legal and professional services and as compensation to the Company’s President pursuant to the Employment Agreement dated August 18, 2006 (the “Agreement”).

Details of the stock-based compensations made during the year ended December 31, 2007 are as follows:

(a) Common stock issued and to be issued

During the year ended December 31, 2007, the Company had entered into various stock-based compensation agreements for services received relating to management services, business advisory, and legal and professional services and as compensation to the Company’s President pursuant to the Agreement. The shares of common stock issued or to be issued are as follows:

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
Pursuant to the Agreement, 2,000,000 shares of restricted common stock were payable to the Company’s President as a signing bonus to be earned over one year as part of a compensation package upon the execution of the employment agreement. The fair value of the common stock signing bonus totaled $414,000 and will be recognized ratably over the one-year service period per the Agreement. The fair value was based on the quoted market value of the Company’s common stock as at the date of the Agreement. As of December 31, 2007, the shares earned had not been issued and accordingly, the common stock to be issued are presented in the stockholders’ equity section of the consolidated balance sheets under the caption “Common stock to be issued”. Upon the issuance of the 2,000,000 shares of restricted common stock, the par value of the 2,000,000 shares of restricted common stock totaling $2,000 will be transferred to common stock issued and outstanding. The excess of $412,000 will be recognized as a reduction to the additional paid-in capital; and

(iii)
28,500,000 unrestricted shares of common stock were issued for services received relating to management services, business advisory, and legal and professional services valued at the fair market value on the dates of grant. The aggregate fair value of the 28,500,000 unrestricted shares of common stock granted was $2,536,500. The shares were issued under AAGH's Registration Statement on Form S-8 relating to the registration of the AAGH's 2007 Non-Qualified Incentive Stock Compensation Plan as filed with the SEC on August 27, 2007.

(b) Conversion of 100,000 shares of Series A, Convertible Preferred Stock (“Series A Preferred Stock”)

On October 9, 2007, the Company authorized the conversion of 100,000 shares of Series A Preferred Stock at a ratio of 1:200 into 20,000,000 shares of 144 restricted common stock to Mr. Michael Mak, Chief Executive Officer pursuant to the Agreement. Upon the conversion of the 100,000 shares of Series A Preferred Stock, the par value of common stock totaling $20,000 is recognized as common stock issued and outstanding. The excess of $19,900 is recognized as a reduction to the additional paid-in capital.

Details of the stock-based compensations made during the year ended December 31, 2006 are as follows:

(a) Common stock issued and to be issued

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
Pursuant to the Agreement, 2,000,000 shares of restricted common stock were payable to the Company’s President as a signing bonus to be earned over one year as part of a compensation package upon the execution of the Agreement (See Note 22(d)). The fair value of the common stock signing bonus totaled $414,000 and will be recognized ratably over the one-year service period per the Agreement. The fair value was based on the quoted market value of the Company’s common stock as at the date of the Agreement. As of December 31, 2006, the shares earned had not been issued and accordingly, the common shares to be issued are presented in the stockholders’ equity section of the consolidated balance sheet under the caption “Common stock, to be issued”. Upon the issuance of the 739,726 shares of restricted common stock, the par value of the 739,726 shares of restricted common stock totaling $740 will be transferred to common stock issued and outstanding. The excess of $738,986 will be recognized as an addition to the additional paid-in capital.

(b)	Series A Preferred Stock to be issued

Pursuant to the Agreement, (See Note 22(d)) 500,000 shares of Series A Preferred Stock were payable to the Company’s President as part of a compensation package upon the execution of the Agreement. As of December 31, 2006, no Series A Preferred Stock had been issued. Accordingly, the Series A Preferred Stocks to be issued are presented in the stockholders’ equity section of the consolidated balance sheet under the caption “Preferred stock, to be issued”. Upon the issue of the Series A Preferred Stock, the par value of the Series A Preferred Stock will be recognized as Series A Preferred Stock issued and outstanding and the excess will be recognized as an addition to the additional paid-in capital.

NOTE - 17 NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities, such as convertible preferred stock. No potential common stock is considered in the diluted loss per share calculation when the Company incurs loss from continuing operations since the effect would be anti-dilutive. The computation of diluted loss per share for the year ended December 31, 2007, did not assume the exercise of the potential dilution of 400,000 shares of Series A Preferred Stock to be issued as the exercise of such preferred stock is anti-dilutive.

NOTE – 18 PENSION PLANS

The Company's Hong Kong subsidiaries, Sino Trade, Idea Asia and CMP participate in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance ("MPF Scheme") for all of its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by the Company's Hong Kong subsidiaries operating in Hong Kong at 5% of the participants' relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of the Hong Kong subsidiaries' contributions together with accrued returns irrespective of their length of service with them, but the benefits are required by law to be preserved until the retirement age of 65. The total contributions made for MPF Scheme were $3,644 and $4,016 for the years ended December 31, 2007 and 2006, respectively.

Under the PRC Law, full-time employees of the Company's subsidiary, Wah Mau is entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. Wah Mau is required to accrue for these benefits based on certain percentages of the employees' salaries. The total contributions made for such employee benefits were $4,976 and $1,198 for the years ended December 31, 2007 and 2006, respectively.

NOTE – 19 STATUTORY RESERVES

Under the PRC Law the Company’s subsidiary, Wah Mau is required to make appropriations to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

As Wah Mau has recorded a net operating loss under the PRC GAAP for the years ended December 31, 2007 and 2006, no appropriation to statutory reserves was made during these periods.

NOTE - 20 SEGMENT INFORMATION

(a) Segment information

The Company’s business units have been aggregated into two reportable segments: Media and Advertising Business and TV Entertainment Business, as defined by SFAS 131. The Company operates these segments in Hong Kong and the PRC and all of the identifiable assets of the Company are located in Hong Kong and the PRC during the period presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the years ended December 31, 2007 and 2006. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2007 and 2006:

	Year ended December 31, 2007
	Media and Advertising Business	TV Entertainment Business	Corporate	Total

Operating revenues	$10,664,613	$118,961	$-	$10,783,574
Cost of revenues	(3,495,128)	(955,733)	-	(4,450,861)

Gross profit (loss)	7,169,485	(836,772)	-	6,332,713
Impairment charges	-	2,000,000	-	2,000,000
Depreciation and amortization	127,348	64,009	9,530	200,887
Net income (loss)	$3,767,162	$(3,930,322)	$(5,745,385)	$(5,908,545)

Expenditure for long-lived assets	$3,306	$2,059,595	$-	$2,062,901

In October 2007, the Company commenced the TV Entertainment Business and launched the broadcast of “Who Wants To Be a Millionaire?” TV program in the PRC.

	Year ended December 31, 2006
	Media and Advertising Business	TV Entertainment Business	Corporate	Total

Operating revenues	$5,157,174	$-	$22,000	$5,179,174
Cost of revenues	(1,901,613)	-	-	(1,901,613)
Gross profit (loss)	3,255,561	-	22,000	3,277,561
Impairment charges	-	-	-	-
Depreciation and amortization	136,560	-	144,164	280,724
Net income (loss)	$1,708,827	$(8,996)	$(11,570,944)	$(9,871,113)

Expenditure for long-lived assets	$-	$-	$-	$-

(b) Geographic information

The Company operates primarily in Hong Kong and the PRC. The Company's geographic sales as a percent of total revenue are as follows:

	Years ended December 31,
	2007	2006

US	$-	$22,000
Hong Kong	10,664,613	5,157,174
The PRC	118,961	-
	$10,783,574	$5,179,174

As of December 31, 2007, 38% of the Company’s long-lived assets were located in the PRC and 62% in Hong Kong.

NOTE - 21 CONCENTRATIONS OF RISK

The Company is exposed to the followings concentrations of risk:

(a) Major customers

For the year ended December 31, 2007, customers who account for 10% or more of revenues are presented as follows:

		Year ended December 31, 2007			As of December 31, 2007
Customers		Revenues	Percentage of revenues		Accounts receivable, trade
Customer A		$1,626,349	15%		$298,754
Customer B		1,440,245	13%		443,308
Customer C		1,279,003	12%		434,285
Customer D		1,277,377	12%		270,026
Customer E		1,253,951	12%		407,072
Customer F		1,158,256	11%		268,095
Customer G		1,088,408	10%		372,138
	Total:	$9,123,589	85%	Total:	$2,493,678

As of December 31, 2006, the Company had five customers that each accounted for more than 10% of trade receivables and the Company had six customers each accounted for more than 10% of revenues for the year ended December 31, 2006. If the Company was unable to obtain other customers, the Company's business, operating results and financial condition would be materially adversely affected.

(b) Major vendors

For the year ended December 31, 2007, vendors who account for 10% or more of purchases are presented as follows:

		Year ended December 31, 2007			As of December 31, 2007
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$1,726,923	39%		$366,785
Vendor B		1,036,154	23%		-
Vendor C		732,051	16%		111,218
	Total:	$3,495,128	78%	Total:	$478,003

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

The Company’s interest-rate risk arises from long-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of December 31, 2007, all of borrowings were at fixed rates.

(e) Exchange rate risk

The reporting currency of the Company is the US dollars, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US dollars and RMB. If the RMB depreciates against the US dollars, the value of the RMB revenues and assets as expressed in US dollars financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

NOTE - 22 COMMITMENT AND CONTINGENCIES

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

(b) Operating leases

The subsidiaries operating in Hong Kong and the PRC were committed under various non-cancelable operating leases with terms ranging from one to two years with fixed monthly rentals, due April 30, 2008 and June 30, 2008. None of the leases included contingent rentals.

Total rent expenses for the years ended December 31, 2007 and 2006 was $152,338 and $17,536.

Future minimum rental payments due under a non-cancelable operating lease are as follows:

Year ending December 31:

2008	63,907

(c) Contractual obligations

The Company has incurred various contractual obligations and financial commitments in the normal course of the operating and financing activities. The following table illustrates the expected future contractual cash obligations as of December 31, 2007.

	Payments due before December 31,
	2008	2009	Total

Interest charges	$45,544	$3,783	$49,327
Indebtedness	1,415,021	98,672	1,513,693

Total:	$1,460,565	$102,455	$1,563,020

(d) Employment agreement

On August 18, 2006, the Company entered into a new employment agreement with its President, Michael Mak, for an initial term of five years renewable for an additional five-year period until terminated by the parties. Compensation includes (i) a base salary of $60,000 per year, (ii) bonuses ranging from 0% to 120% of base salary; (iii) a signing bonus in the total gross amount of 2,000,000 shares of restricted common stock payable upon execution of the employment agreement, subject to certain terms and conditions, and (iv) a stock award of 500,000 shares of Series A Convertible Preferred Stock, convertible at 1 preferred share to 200 shares of common stock, payable upon execution of the employment agreement. As of the date of this filing, 400,000 shares of the Series A Convertible Preferred Stock have not been issued due purely to an administrative delay.

NOTE  - 23 COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

NOTE - 24 SUBSEQUENT EVENTS

On February 15, 2008, the Board of the Company decided to suspend the production of new episodes for “Who Wants To Be a Millionaire?” TV show due to the poor performance of the sales and distribution team.

On February 25, 2008, its subsidiary, China Media Power Limited (“CMP”) decided to discontinue the “Who Wants To Be a Millionaire?” TV show and will consummate the business restructuring plan. Idea Asia Limited, a subsidiary issued a demand note to CMP for a repayment of $875,338 loans due on February 29, 2008. The Company considered that no additional charges associated with the business restructuring would be anticipated.

On April 14, 2008, the Company approved the restatement of 2006 financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as definded in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

ITEM 9A. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in ‘Internal Control – Integrated Framework.’ Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Zhong Yi (Hong Kong) C.P.A. Company Limited, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Asia Global Holdings Corp. have been detected.

Item 9B. Other Information

On January 31, 2007, the Company filed with the Commission a Form S-8 registering 30,000,000 shares of the Company’s Common Stock pursuant to the 2007 Non-Qualified e Incentive Stock Compensation Plan, which was filed as part of the Form S-8 filing. As of the this filing, all 30,000,000 shares registered under the Form S-8 have been issued.

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

On August 21, 2007, the Company filed with the Commission a Form S-8 registering 25,000,000 shares of the Company’s Common Stock pursuant to the 2007 Non-Qualified e Incentive Stock Compensation Plan, which was filed as part of the Form S-8 filing. As of this filing, all 25,000,000 shares registered under the Form S-8 have been issued.

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

On November 27, 2007, the Company filed with the Commission a Form 8-K stating that is had filed a Certificate of Amendment with the Secretary of State of Nevada amending the amount of total authorized stock from 200,000,000 at a par value of $0.001 to 300,000,000 at a par value of $0.001. The Certificate of Amendment was filed on November 5, 2007.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and officers, as of December 31, 2007, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position	Director Since

Michael Mak	62	Chief Executive Officer, Interim	2004
		Financial Officer and Director

John A. Leper	52	Vice-President, Secretary and	2004
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

AUDIT COMMITTEE

Our Board of Directors does not have a separate audit committee. The Board has determined that it does not have a member of its Board that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 407(d) of Regulation S-K.

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

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Background and Compensation Philosophy

Our board of directors consists of two individuals: (1) Michael Mak, our Chief Executive Officer, Interim Chief Financial Officer and beneficial owner of 24.25% of our common stock; and (2) John Leper, our Secretary. Our board of directors have historically determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers’ to our success. Each of the named officers will be measured by a series of performance criteria by the board of directors, or the compensation committee when it is established, on a yearly basis. Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

Our board of directors have not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers. Mr. Mak has been and may continue to be involved when our board of directors deliberate compensation issues related to his or Mr. Leper’s compensation.

As our executive leadership and board of directors grow, our board of directors may decide to form a compensation committee charged with the oversight of executive compensation plans, policies and programs.

Elements of Compensation

We provide our executive officers solely with a base salary to compensate them for services rendered during the year. Our policy of compensating our executives with a cash salary has served us well. Because of our history of attracting and retaining executive talent, we do not believe it is necessary at this time to provide our executives discretionary bonuses, equity incentives, or other benefits in order for us to continue to be successful.

Base Salary

The yearly base salary of Mr. Michael Mak for the years of 2006 and 2007 was $60,000 of which only $30,000 was paid in 2006 and $0 was paid in 2007. Mr. John Leper received no salary in 2007 or 2006.

Discretionary Bonus

We have not provided our executive officers with any discretionary bonuses at the moment but our board of directors may consider the necessity of such scheme in the future based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers’ to our success~~.~~

Equity Incentives

We have not established equity based incentive program and have not granted stock based awards as a component of compensation, apart from the common stock award of approximately 2,000,000 shares of restricted common stock and an award of 500,000 shares of series A convertible preferred stock to Mr. Michael Mak as an employment signing bonus. In the future, we may adopt and establish an equity incentive plan pursuant to which awards may be granted if our board of directors determines that it is in the best interests of our stockholders and the Company to do so.

Retirement Benefits

Our executive officers are not presently entitled to company-sponsored retirement benefits.

Perquisites

We have not provided our executive officers with any material perquisites and other personal benefits and, therefore, we do not view perquisites as a significant or necessary element of our executive’s compensation.

Deferred Compensation

We do not provide our executives the opportunity to defer receipt of annual compensation.

The following table sets forth information for the period indicated with respect to the persons who served as our CEO, CFO and other most highly compensated executive officers who served on our board of directors.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Bonus Shares ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Mak, CEO & CFO	2007	60,000	260,877	0	0	0	0	0	320,877

John Leper, Secretary	2007	0	0	0	0	0	0	0	0

(1) Bonus awards represented 2,000,000 shares of restricted common stock payable to the Company’s President, Mr. Michael Mak as a signing bonus to be earned over one year as part of a compensation package upon the execution of the employment agreement

SERVICE AGREEMENTS WITH DIRECTORS AND EXECUTIVE OFFICERS

On August 18, 2006, we entered into an Employment Agreement with our Chief Executive Officer, Mr. Michael Mak, which will remain effective until August 17, 2011. After August 17, 2011, the Employment Agreement will continue for a further term of five years unless otherwise terminated by the respective parties to the Employment Agreement giving at least forty-five (45) days notice in writing to the counterparty to such agreement. The Employment Agreement may be terminated if Mr. Mak commits a breach of his Employment Agreement, (a) has been convicted of a felony involving dishonesty, fraud, theft or embezzlement; (b) has repeatedly failed or refused, after written notice from AAGH, in a material respect to follow reasonable policies or directives established by AAGH; (c) has willfully and persistently failed, after written notice from AAGH, to attend to material duties or obligations imposed upon him under this Agreement; (d) has performed an act or failed to act, which, if he were prosecuted and convicted, would constitute a felony involving One Thousand Dollars ($1,000) or more of money or property of AAGH; or (e) has misrepresented or concealed a material fact for purposes of securing employment with AAGH or this Employment Agreement. There are no benefits payable to Mr. Mak upon termination of his Employment Agreement. The Employment Agreement covers the terms of employment, such as salary and bonuses. Under the terms of the Employment Agreement, Mr. Mak will be paid an annual salary of $60,000, payable in equal monthly installments. In addition, Mr. Mak will be eligible for an annual cash performance bonus ranging from 0% to 120% of eligible salary; received a signing bonus of 2,000,000 shares of 144 Restricted Common Stock; and received a stock award of 500,000 shares of the Company’s Series A Convertible Preferred Stock. A copy of Mr. Mak’s Employment Agreement was filed as Exhibit 10.1 of the Form 8-K filed with the Commission on October 30, 2006.

We will bear all travelling and travel-related expenses, entertainment expenses and other out-of-pocket expenses reasonably incurred by Mr. Mak or Mr. Leper in the process of discharging their respective duties on our behalf.

Except as disclosed herein, we have no other existing or proposed agreements with any of our officers and directors.

BONUSES AND DEFERRED COMPENSATION

In addition, we will pay to Mr. Michael Mak an incentive bonus based on performance as evaluated during the performance review process. Currently, the bonus potential ranges from 0% to 120% of Mr. Mak’s annual salary.

We do not have any deferred compensation or retirement plans. We do not have a compensation committee; all decisions regarding compensation are determined by our entire board of directors.

OPTION GRANTS IN THE LAST FISCAL YEAR

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal year 2007. As of December 31, 2007, none of our executive officers or directors owned any of our derivative securities.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

Our bylaws provide for the indemnification of our present and prior directors and officers or any person who may have served at our request as a director or officer of another corporation in which we own shares of capital stock or of which we are a creditor, against expenses actually and necessarily incurred by them in connection with the defense of any actions, suits or proceedings in which they, or any of them, are made parties, or a party, by reason of being or having been director(s) or officer(s) of us or of such other corporation, in the absence of negligence or misconduct in the performance of their duties. This indemnification policy could result in substantial expenditure by us, which we may be unable to recoup.

Insofar as indemnification by us for liabilities arising under the Securities Exchange Act of 1934 may be permitted to our directors, officers and controlling persons pursuant to provisions of the Amended Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us is in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

Compensation of Directors

Members of our Board of Directors receive no compensation for such service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership - Certain Beneficial Owners

Beneficial ownership is shown as of March 24, 2008, for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our three other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended December 31, 2007, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 1601-1604 CRE Centre, 889 Cheung Sha Wan Road, Kowloon, Hong Kong.

Security Ownership - Certain Beneficial Owners

Amount
		And			Percentage
		Nature of			of Class
		Beneficial			Beneficially
Beneficial Owner (including address)	Title of class	Ownership (1)		Total	Owned
Stanford International Holding Corporation (2)	Common	11,500,000	D	11,500,000	8.9%
834 S. Broadway, 5th Floor, Los Angeles, CA 90014

Notes:

(1)	(D) stands for direct ownership; (I) stands for indirect ownership

(2)
Michael Mak, our Chief Executive Officer, interim Chief Financial Officer and Director, is also the Chief Executive Officer and beneficial owner of 100% of Stanford International Holding Corporation (“Stanford”). According to the Schedule 13D filed with the Commission on June 28, 2004, by Stanford, in which Stanford owns 11,500,000 shares (approximately 8.9%) of our issued and outstanding Common Stock.

Security Ownership – Management

Amount
		And			Percentage
		Nature of			of Class
		Beneficial			Beneficially
Beneficial Owner (including address)	Title of class	Ownership (1)		Total	Owned
Michael Mak (3)(4)(5)	Common	20,000,000	(2) D	20,000,000	15.4%
1601-1604 CRE Centre, 889 Cheung Sha Wan Road
Kowloon, Hong Kong

John Leper (4)(5)
1601-1604 CRE Centre, 889 Cheung Sha Wan Road	-	-		-	-
Kowloon, Hong Kong

All officers & directors (as a group)	-	20,000,000		20,000,000	15.4%

Notes:

(1)	(D) stands for direct ownership; (I) stands for indirect ownership

(2)
Pursuant to an Employment Agreement (dated August 18, 2006) with Mr. Michael Mak, our Chief Executive Officer, Mr. Mak received 500,000 shares of Series A Convertible Preferred Stock (“Series A Shares”), which is convertible to 100,000,000 shares of the Company’s Common Stock. On October 9, 2007, Mr. Mak requested that 100,000 shares of the Series A Shares be converted into 20,000,000 144 Restricted shares of the Company’s Common Stock, which have been included as part of Mr. Mak’s total beneficial ownership.

(3)
Mr. Michael Mak, our Chief Executive Officer, interim Chief Financial Officer and director, has 400,000 shares of Series A Convertible Preferred Stock (“Series A Shares”), which is convertible to 80,000,000 Shares of the Company’s Common Stock. Pursuant to the Certificate of Designation, the Series A Shares have the right to vote as if converted. If Mr. Mak was to convert all his Series A Shares and pursuant to his Employment Agreement, issuance of 2,000,000 shares of the Company’s Common Stock as a bonus, the total outstanding would increase to 211,862,000 shares. Mr. Mak, through his holdings and that of Stanford would then control 53.6% of the Company’s outstanding shares.

(4)	Officer

(5)	Director

Changes in Control

There are no arrangements, known to the Registrant, including any pledge by any person of securities of the Registrant which may at a subsequent date result in a change in control of the Registrant.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	55,000,000	(1)	$0.089	(2)	0
Equity compensation plans not approved by security holders	-		-		-
Total	55,000,000		$0.089		0

(1)
2007 Stock Compensation Plan (30,000,000 shares filed with the Commission on Form S-8 on January 31, 2007) and 2007 Stock Compensation Plan #2 (25,000,000 shares filed with the Commission on Form S-8 on August 21, 2007)

(2)
Based on the average high and low on the dates of when the compensation plans were filed with the Commission. (2007 Stock Compensation Plan: Average $0.104 per share; 2007 Stock Compensation Plan #2: Average $0.074 per share.)

Item 13. Certain Relationships and Related Transactions, and Director Independence

Premises

On March 1, 2004, we began renting warehouse and office facilities consisting of approximately 5,000 square feet from Stanford (which leases the premises from an unrelated third party) on a month-to-month basis at $6,000 per month. In July, 2004, our monthly rental obligation decreased to $3,500. In July, 2005, our monthly rental obligation decreased to $800. In November of 2005, we started to pay a monthly rent of $995 directly to this unrelated third party. During the twelve months ended December 31, 2007, payments to Stanford related to rent were $13,885 (2006: $9,600).

Amounts Due From/To Affiliate

Currently we have $492,140 and $38,053 due from Michael Mak and Claude Yuen respectively and $106,208 due to Ng Hing respectively.

Director Independence

At this time, the Company has no directors that meet the requirements as “independent” (as defined by Item 407(a)(1) of Regulation S-K).

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by HLB Hodgson Impey Cheng (“HLB”), the Company’s former auditors, Clancy and Co., P.L.L.C. ("Clancy" for the services rendered during the year ended December 31, 2006) and the Company's current auditors, Zhong Yi (Hong Kong) C.P.A. Company Limited ("Zhong") for professional services rendered for the years ended December 31, 2007 and 2006:

	2007			2006
Service	Zhong	HLB	Clancy	HLB	Clancy
Audit Fees	$70,000	$32,000	$16,750	$150,000	$33,550

Audit Related	3,500	5,000
Fees				—	—

Tax Fees				—	—

All Other Fees				—	—

TOTAL	$73,500	$37,000	$16,750	$150,000	$33,550

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

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits

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

3.4	Demand Promissory Note in the principal amount of US$19,506.16, dated March 8, 2002 from the Company in favor of Fred Tse (Exhibit 4.4 to Form SB-2 filed with the Commission on April 25, 2002)

3.5	Assignment, dated June 30, 2004, between the Company and Archer Pacific Management Inc. (Exhibit 10.1 to Form 10-QSB filed with the Commission on November 22, 2004).

3.6	Assignment, dated June 30, 2004, between the Company and Fred Tse (Exhibit 10.2 to Form 10-QSB filed with the Commission on November 22, 2004).

3.7	Share Exchange Agreement (Exhibit 10.1 to Form 8-K filed with the Commission on March 9, 2004)

4.1	Form of Subscription Agreement (Exhibit 99.1 to Form SB-2 filed with the Commission on April 25, 2002)

6.1	Management Agreements (Exhibit 10.1through 10.12 to Form 8-K filed with the Commission on November 3, 2006)

6.2	Employment Agreement with Michael Mak (Exhibit 10.1 to Form 8-K filed with the Commission on October 27, 2006)

21	*Subsidiaries List (filed herewith)

23	*Consent of Registered Public Accounting Firm - HLB Hodgson Impey Cheng (filed herewith)

24	*Power of Attorney (filed herewith) (see signature page)

31.1	*Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

31.2	*Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

32.1	*Certificate pursuant to 18 U.S.C. ss. 1350 for Michael Mak, Chief Executive Officer (filed herewith)

32.2	*Certificate pursuant to 18 U.S.C. ss. 1350 for Michael Mak, Chief Financial Officer (filed herewith)

* - Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ASIA GLOBAL HOLDINGS CORP.

/s/ Michael Mak
MICHAEL MAK, Chief Executive Officer
(Principal executive officer)

/s/ Michael Mak
MICHAEL MAK, Interim Chief Financial Officer
(Principal financial officer)
Dated: April 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2008.

Each person whose signature appears below constitutes and appoints Michael Mak as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title

/s/ Michael Mak	Chief Executive Officer, Interim Chief Financial Officer (Principal executive officer and Director)
Michael Mak

/s/ John A. Leper	Secretary and Director
John A. Leper