Form 10-Q
period 2008-03-31
ASIA GLOBAL HOLDINGS CORP.
filed 2008-05-20
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended March 31, 2008

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-64804

ASIA GLOBAL HOLDINGS CORP.
(Exact Name of small business issuer as specified in Its charter)

NEVADA	75-3026459
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1601-1604 CRE Centre	(Zip code)
889 Cheung Sha Wan Road
Kowloon, Hong Kong
(Address of principal executive offices)

Issuer’s telephone number, including area code: (213) 243-1505

(Former name, former address or former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☐         Smaller reporting company þ

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act).
Yes ☐  No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 17, 2008 was 129,862,000 shares, all of one class of $0.001 par value Common Stock.

ASIA GLOBAL HOLDINGS CORP.
FORM 10-Q
Quarter Ended March 31, 2008

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

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

PART 1.  FINANCIAL INFORMATION

ASIA GLOBAL HOLDINGS CORP.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	F-2
Condensed Consolidated Statements of Operations And Comprehensive Income (Loss) for the three months ended March 31, 2008 and 2007	F-3
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	F-4
Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2008	F-5
Notes to Condensed Consolidated Financial Statements	F-6 to F-20

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$57,225	$846,907
Restricted cash	560,460	558,104
Accounts receivable, trade	3,517,980	2,953,719
Amounts due from related parties	484,239	530,706
Prepayments and other current assets	367,241	87,115
Total current assets	4,987,145	4,976,551

Property, plant and equipment, net	158,987	161,034
Intangible assets, net	179,043	210,674
TOTAL ASSETS	$5,325,175	$5,348,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft, secured	$146,634	$163,056
Secured bank loan - current portion	668,344	784,600
Obligation under capital lease - current portion	150,041	146,416
Letters of credit	639,551	484,006
Accounts payable and accrued liabilities	534,165	838,239
Income tax payable	449,969	435,768
Amount due to a related party	1,923	106,208
Total current liabilities	2,590,627	2,958,293

Long-term liabilities:
Secured bank loan	-	6,410
Obligation under capital lease	53,365	92,262
Deferred tax liabilities	132,091	132,091
Total long-term liabilities	185,456	230,763

Total liabilities	2,776,083	3,189,056

Minority interest	-	-

Stockholders’ equity:
Series A, convertible preferred stock, $0.001 par value; 500,000 shares authorized; 400,000 shares and 400,000 shares issued and outstanding shares as of March 31, 2008 and December 31, 2007	400	400
Common stock, $0.001 par value; 300,000,000 shares authorized; 129,862,000 and 129,862,000 shares issued and outstanding as of March 31, 2008 and December 31, 2007	129,862	129,862
To be issued: 2,000,000 shares and 2,000,000 shares as of March 31, 2008 and December 31, 2007	414,000	414,000
Additional paid-in capital	17,406,772	17,406,772
Accumulated other comprehensive income	5,215	6,258
Accumulated deficit	(15,407,157)	(15,798,089)
Total stockholders’ equity	2,549,092	2,159,203
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,325,175	$5,348,259

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2008	2007

Revenues, net	$1,524,346	$828,495

Cost of revenue	547,436	216,154

Gross profit	976,910	612,341

OPERATING EXPENSES:
Sales and marketing	105,416	140,873
Consulting and professional fee	46,889	2,865,728
Depreciation and amortization	30,021	37,651
Stock-based compensation to an executive	-	102,082
General and administrative	159,133	100,832
Total operating expenses	341,459	3,247,166

INCOME (LOSS) FROM OPERATIONS	635,451	(2,634,825)

OTHER INCOME (EXPENSE):
Other income	2,367	4,854
Interest expense	(29,475)	(15,395)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	608,343	(2,645,366)

Income tax expenses	(115,019)	(51,718)

INCOME (LOSS) FROM CONTINUING OPERATIONS	493,324	(2,697,084)

Loss from discontinued operations	(102,392)	(416,799)
Minority interest	-	166,720

NET INCOME (LOSS)	$390,932	$(2,947,163)

Other comprehensive loss:
- Foreign currency translation loss	(1,043)	2,456

COMPREHENSIVE INCOME (LOSS)	$389,889	$(2,944,707)

Income (loss) from continuing operation per share – Basic	$0.00	$(0.04)
Income (loss) from continuing operation per share – Diluted	$0.00	$(0.04)

Loss from discontinued operation per share – Basic	$(0.00)	$(0.00)
Loss from discontinued operation per share – Diluted	$(0.00)	$(0.00)

Net income (loss) per share – Basic	$0.00	$(0.04)
Net income (loss) per share – Diluted	$0.00	$(0.04)

Basic weighted average number of shares outstanding during the period	129,862,000	72,528,667
Diluted weighted average number of shares outstanding during the period	209,862,000	72,528,667

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Income (loss) from continuing operations	$493,324	$(2,697,084)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Stock-based compensation to an executive, non-cash	-	102,082
Common stock issued for services, non-cash	-	2,757,325
Depreciation and amortization	30,021	37,651
Change in operating assets and liabilities:
Accounts receivable, trade	(564,261)	1,405,026
Prepayments and other current assets	(242,721)	(79)
Accounts payables and accrued liabilities	(257,689)	(252,909)
Income tax payable	14,201	30,409
Amount due to a related party	(518,257)	(17,173)
Net cash (used in) provided by operating activities	(1,045,382)	1,365,248
Net cash provided by (used in) discontinued operations	232,947	(883,855)

Cash flows from investing activities:
Increase in restricted cash	(2,356)	(2,342)
Purchase of property, plant and equipment	(1,500)	(936)
Net cash used in investing activities	(3,856)	(3,278)
Net cash used in discontinued operations	-	(3,856)

Cash flows from financing activities:
Repayment from (advances to) related parties	48,091	(623,257)
Decrease in bank overdraft	(16,422)	(209)
Advances (repayment) under letters of credit	155,545	(2,243)
Drawdown of bank loan	115,385	134,704
Repayment of bank loan	(238,051)	(189,052)
Issue of promissory note	-	370,000
Repayment of capital lease	(35,272)	-
Net cash provided by (used in) financing activities	29,276	(310,057)
Net cash used in discontinued operations	(1,624)	-

Effect of exchange rate change on cash and cash equivalents	(1,043)	2,456

NET CHANGE IN CASH AND CASH EQUIVALENTS	(789,682)	166,658
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	846,907	22,514

CASH AND CASH EQUIVALENTS, END OF PERIOD	$57,225	$189,172

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$100,818	$21,309
Cash paid for interest expenses	$29,475	$15,410

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Amounts due from minority shareholders in relation to unsettled investment cost of a subsidiary	$-	$820,000

 See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(unaudited)

	Series A, Convertible Preferred Stock		Common stock		Common stock to be issued		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount

Balance as of January 1, 2008	400,000	$400	129,862,000	$129,862	2,000,000	$414,000	$17,406,772	$6,258	$(15,798,089)	$2,159,203

Net income for the period	-	-	-	-	-	-	-	-	390,932	390,932

Foreign currency translation adjustment	-	-	-	-	-	-	-	(1,043)	-	(1,043)

Balance as of March 31, 2008	400,000	$400	129,862,000	$129,862	2,000,000	$414,000	$17,406,772	$5,215	$(15,407,157)	$2,549,092

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE - 2 ORGANIZATION AND BUSINESS BACKGROUND

Asia Global Holdings Corp. (the “Company” or “AAGH”) was incorporated in the State of Nevada on February 1, 2002 as Longbow Mining Inc. On May 12, 2004, Longbow Mining Inc. changed its name to BonusAmerica Worldwide Corporation. On June 6, 2006, the Company changed its name to Asia Global Holdings Corp. AAGH is focused on building businesses in the People’s Republic of China (“PRC”) and other emerging regions and markets in Asia and worldwide. The Company has subsidiaries participating in media and advertising, marketing services and internet commerce. During 2007, AAGH entered the television entertainment market, where we plan to sell advertising slots that air during the broadcast of “Who Wants To Be A Millionaire?” TV show in the PRC. The head-quarters of AAGH are located in Hong Kong and the Company also has offices in the United States of America (“US”) and the PRC.

In February 2008, the Board of the Company decided to discontinue the production of new episodes for “Who Wants To Be a Millionaire?” TV show due to the poor performance of the sales and distribution team.

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

NOTE – 3 GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2008, the Company has earned net income of $390,932, however it experienced a negative cash flow from operations of $(1,045,382) and has an accumulated deficit of $15,407,157. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) business expansion in Media & Advertising business by increasing number of distributors and setup of a new direct sales office in China; and (b) cost-saving plan in TV Entertainment business and distribution of new TV programs in China. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through March 31, 2009. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE - 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

● Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the US.

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

● Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of March 31, 2008, the Company has determined that no allowance for doubtful accounts is required.

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

Depreciation expense for the three months ended March 31, 2008 and 2007 were $3,547 and $11,177, respectively.

● Intangible assets

Intangible assets consist of costs paid to acquire personal customer information for use in its advertising and database rental activities. As of March 31, 2008, the gross carrying value was $529,475, accumulated amortization was $350,432 and the net carrying value was $179,043.

Amortization expense totaled $26,474 and $26,474 for the three months ended March 31, 2008 and 2007. The Company amortizes the cost of these assets over a period of three to five years.

● Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including property, plant and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of March 31, 2008.

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

● Net income (loss) per share

The Company calculates net income (loss) per share in accordance with SFAS No. 128,“Earnings per Share.” Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

● Comprehensive income (loss)

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

● Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is the United States dollar (“US$”). The functional currency of the Company's subsidiary operating in Hong Kong is Hong Kong Dollars (“HK$”) and its financial records are maintained and its statutory financial statements are prepared in HK$. The functional currency of the Company's subsidiary established in the PRC is the Renminbi Yuan (“RMB”) and its financial records are maintained and its financial statements are prepared in RMB.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with SFAS No 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

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

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” ("SFAS No. 131") establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates two reportable segments in Media and advertising business and TV entertainment business, respectively.

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

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective period ends.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

NOTE - 5 DISCONTINUED OPERATIONS

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

Loss from discontinued operations was reported as $102,392 and $416,799 for the three months ended March 31, 2008 and 2007, respectively. Prior period financial statements for the period ended March 31, 2007 have been restated to present the operation in “Who Wants To Be a Millionaire?” TV show as a discontinued operation.

In conjunction with the discontinuance of operations, the Company recognized a loss $54,437 for the three months ended March 31, 2008 to write down the carrying amounts of the related assets. The assets and liabilities of the discontinued operations as of March 31, 2008 consisted of the following:

	March 31, 2008	December 31, 2007
		(audited)

Assets of discontinued operation:
Cash and cash equivalents	$397	$4,378
Accounts receivable	78,137	78,137
Prepayments and other current assets	84,268	46,863
Amount due from a related party	39,677	38,053
Intangible assets, net	-	5,157
Total assets	$202,479	$172,588

Liabilities of discontinued operation:
Accounts payable and accrued liabilities	125,290	171,675
Amount due to a related party	413,972	705,203
Total liabilities	$539,262	$876,878

NOTE - 6 AMOUNTS DUE FROM (TO) RELATED PARTIES

As of March 31, 2008, amounts due from (to) related parties represented temporary advances, which were unsecured, interest free and repayable on demand and included the following:

(i)	amounts due from entity under common control by the Company’s President, Mr. Michael Mak, who is also the Chief Executive Officer and the Chief Financial Officer of the Company totaling $444,049;
(ii)	amount due from an employee, a director of subsidiary of $39,677;
(iii)	amounts due from minority shareholders of $513; and
(iv)	amount due to an employee, a director of subsidiary of $1,923.

NOTE - 7 PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	March 31, 2008	December 31, 2007
		(audited)

Utility deposits	$53,227	$47,333
Prepaid expenses	264,865	21,197
Deposit for investment	16,983	16,983
Other prepayments and receivables	32,166	1,602
	$367,241	$87,115

NOTE - 8 INDEBTEDNESS

(a) Bank loans

The Company’s subsidiary operating in Hong Kong is committed under certain secured bank term loans bearing interest at the rates ranging from 4.75% per annum to 11.24% per annum, payable in monthly installments, due fully and no later than February 2009. As of March 31, 2008, total amounts outstanding under bank loans were $668,344.

(b) Letters of credit

The Company’s subsidiary operating in Hong Kong is committed under certain letters of credit and other trust receipt loans issued by DBS Bank (Hong Kong) Ltd and the Hongkong and Shanghai Banking Corporation Limited, independent financial institutions in Hong Kong, totaling $639,551 expiring through June 2008.

NOTE - 9 OBLIGATION UNDER CAPITAL LEASE

The Company purchased part of its studio equipment and financed these equipment with a capital lease arrangement with Dah Sing Bank, Limited, an independent financial institution in Hong Kong, with an interest rate of 9.83% per annum, due July 30, 2009 and repayable $13,615 principal and interest monthly.

The obligation under the capital lease is as follows:

	March 31, 2008	December 31, 2007
		(audited)

Capital lease	$203,406	$238,678
Less: current portion	(150,041)	(146,416)

	$53,365	$92,262

Future payments as of March 31, 2008 on the equipment lease are as follows:

Years ending March 31:
2009	$163,385
2010	54,461
217,846
Less: interest	(14,440)

Present value of net minimum obligation	$203,406

The Company’s studio equipment is held under capital lease and the related depreciation is included in depreciation expense.

NOTE - 10 INCOME TAXES

The Company is registered in the US and has operations in three jurisdictions: the US, Hong Kong and the PRC. The operation in the US has incurred net operating losses for income tax purposes. The Company generated substantially its net income from the operation of its subsidiaries in Hong Kong and subject to the Hong Kong tax jurisdiction. The Company has recorded income tax expense for the period ended March 31, 2008 and 2007.

The components of income (loss) before income taxes and minority interest separating US, Hong Kong and the PRC tax jurisdictions are as follows:

	Three months ended March 31,
	2008	2007
Tax jurisdictions from:
Loss subject to the US tax	$(38,213)	$(2,920,175)
Income subject to Hong Kong tax	670,019	295,420
Loss subject to the PRC tax	(23,463)	(20,611)
Income (loss) before income taxes and minority interest	$608,343	$(2,645,366)

United States of America

AAGH is registered in the State of Nevada and is subjected to US tax law.

As of March 31, 2008, the US operation had $17,881,271 net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2028. The Company has provided for a full valuation allowance of $6,079,632 for future tax benefits from net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

For the period ended March 31, 2008 and 2007, income tax expense represented Hong Kong profits tax of $115,019 and $51,718 for AAGH’s subsidiary, Sino Trade operating in Hong Kong. Hong Kong profits tax rate is 17.5% on the subsidiary's estimated assessable profits arising in Hong Kong. A reconciliation of income before income taxes to the effective tax rate for the Hong Kong subsidiary as follows:

	Three months ended March 31,
	2007	2006

Income before income taxes	$717,649	$295,465
Hong Kong profits tax rate	17.5%	17.5%

Income tax expense at statutory tax rate	125,589	51,706
Tax effect of non-assessable income and non-deductible expenses	(10,570)	12
Income tax expense at its effective tax rate	$115,019	$51,718

Its effective income tax rates for the three months ended March 31, 2008 and 2007 were 16% and 17.5%. Income taxes payable as of March 31, 2008 consists of Hong Kong profits tax of $449,969.

The PRC

AAGH’s subsidiary operating in the PRC is subject to PRC Foreign Enterprise Income Tax at a rate of 15% on the subsidiary's assessable profits, based on existing PRC tax legislation, interpretations and practices in respect thereof. No provision for PRC Foreign Enterprise Income Tax has been made as the subsidiary did not have any assessable profits for the three months ended March 31, 2008.

Effective from January 1, 2008, the Corporate Income Tax Law of the PRC (the “New CIT Law”) is followed. The New CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. Wah Mau is considered a foreign invested enterprise and its ultimate applicable effective tax rate in 2008 and beyond will depend on many factors, including but not limited to whether certain of its legal entity will be subject to a transitional policy under the New CIT Law, whether Wah Mau can continue to enjoy the unexpired tax holidays.

As of March 31, 2008, the aggregate cumulative tax losses of $19,558,037 are available to be carried forward indefinitely to offset future taxable income, if unutilized. The deferred tax assets consists mainly of tax losses from differing tax regimes and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of March 31, 2008:

Net operating loss carryforwards from:
US tax	$6,079,632
PRC tax	419,192
Total deferred tax assets	6,498,824
Less: valuation allowance	(6,498,824)
Net deferred tax assets	$-

NOTEó11 NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of the common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of the common stock outstanding and dilutive potential common stock outstanding during the period.

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Basis and diluted income (loss) per share calculation
Numerator:
Net income (loss) in computing basic and diluted net income per share	$390,932	$(2,947,163)

Denominator:
Weighted average ordinary shares outstanding – Basic	129,862,000	72,528,667
Dilutive effect of convertible preferred stock	80,000,000	-
Weighted average ordinary shares outstanding – Diluted	209,862,000	72,528,667

Basic income (loss) per share	$0.00	$(0.04)

Diluted income (loss) per share	$0.00	$(0.04)

NOTE - 12 SEGMENT INFORMATION

(a) Segment information

For the three months ended March 31, 2008 and 2007, the Company only operated in two segments, Media and Advertising Business and Television Broadcasting Business, as defined by SFAS No. 131.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2008:

	Media and Advertising Business	TV Entertainment Business	Corporate	Total

Operating revenues	$1,524,346	$-	$-	$1,524,346
Cost of revenues	(547,436)	-	-	(547,436)
Gross profit	976,910	-	-	976,910
Depreciation and amortization	29,565	-	456	30,021
Loss from discontinued operations	-	(102,392)	-	(102,392)
Net income (loss)	$531,537	$(102,392)	$(38,213)	$390,932

Expenditure for long-lived assets	$1,500	$-	$-	$1,500

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2007:

	Media and Advertising Business	TV Entertainment Business	Corporate	Total

Operating revenues	$828,431	$-	$64	$828,495
Cost of revenues	(216,154)	-	-	(216,154)
Gross profit	612,277	-	64	612,341
Depreciation and amortization	34,323	-	3,328	37,651
Stock-based compensation	-	-	2,859,407	2,859,407
Loss from discontinued operations	-	(416,799)	-	(416,799)
Net income (loss)	$389,811	$(416,799)	$(2,920,175)	$(2,947,163)

Expenditure for long-lived assets	$-	$7,611	$-	$7,611

In October 2007, the Company commenced the TV entertainment business and launched the broadcast of “Who Wants To Be A Millionaire?” television program in the PRC and this business was discontinued its operation subsequently in 2008.

(b) Geographic information

The Company operates primarily in Hong Kong. The Company's geographic sales as a percent of total revenue are as follows:

	Three months ended March 31,
	2008	2007

United States	$-	$64
Hong Kong	1,514,341	828,431
The PRC	10,005	-
	$1,524,346	$828,495

As of March 31, 2008, 43% of the Company’s long-lived assets were located in the PRC and 57% in Hong Kong.

NOTE -14 CONCENTRATIONS OF RISK

The Company is exposed to the followings concentrations of risk:

(a) Major customers

As of March 31, 2008, the Company had seven customers that each accounted for more than 10% of trade receivables and the Company had seven customers each accounted for more than 10% of revenues for the period ended March 31, 2008. If the Company was unable to obtain other customers, the Company's business, operating results and financial condition would be materially adversely affected.

(b) Major vendors

As of March 31, 2008, the Company had two vendors that each accounted for more than 10% of trade payables. If these vendors were unavailable to provide services in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition could be materially adversely affected.

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

The Company’s interest-rate risk arises from short-term and long-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of March 31, 2008, all of borrowings were at fixed rates.

(e) Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If RMB depreciates against US$, the value of RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

NOTE - 15 COMMITMENT AND CONTINGENCIES

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

Total rent expenses for the three months ended March 31, 2008 and 2007 was $26,673 and $6,630.

Future minimum rental payments due under a non-cancelable operating lease are as follows:

Year ending March 31:
2009	21,216

(c) Contractual obligations

The Company has incurred various contractual obligations and financial commitments in the normal course of the operating and financing activities. The following table illustrates the expected future contractual cash obligations as of March 31, 2008.

	Payments due before March 31,
	2009	2010	Total

Interest charges	$32,924	$1,096	$34,020
Indebtedness	1,457,937	53,365	1,511,302

Total:	$1,490,861	$54,461	$1,545,322

(d) Employment agreement

On August 18, 2006, the Company entered into a new employment agreement with its President, Michael Mak, for an initial term of five years renewable for an additional five-year period until terminated by the parties. Compensation includes (i) a base salary of $60,000 per year, (ii) bonuses ranging from 0% to 120% of base salary; (iii) a signing bonus in the total gross amount of 2,000,000 shares of restricted common stock payable upon execution of the employment agreement, subject to certain terms and conditions, and (iv) a stock award of 500,000 shares of Series A, Convertible Preferred Stock, convertible at 1 preferred share to 200 shares of common stock, payable upon execution of the employment agreement.

As of March 31, 2008, 2,000,000 shares of restricted common stock earned were not been issued due purely to an administrative delay. Accordingly, the common shares to be issued are presented in the stockholders’ equity section of the condensed consolidated balance sheet under the caption “Common stock to be issued”.

NOTE - 16  COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns the three months ended March 31, 2008 and 2007, which should be read in conjunction with the audited consolidated financial statements and notes thereto presented in the Form 10-K.

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

Overview and Future Plan of Operations

In the first three months of 2008, our quarterly revenues grew by 84% from $828,495 in 2007 to $1,524,346 in 2008. Nearly all of our revenue and the increase resulted from increased sales from our advertising and media business.

For the quarterly period ended March 31, 2008 we experienced a profit of $390,932 compared to a loss of $2,947,163 for the same period in 2007. The increase in profitability is primarily attributed to significantly lowered costs in our TV entertainment business for the quarter and decreased non-cash business expansion costs related to our business expansion in China, compared to the same quarter in 2007.

In the first quarter of 2008 we continued our expansion into TV entertainment in China by broadening our opportunities for revenue with the acquisition of new program formats to exploit in China, while concurrently lowering our operating costs for this business segment by cutting the costs of production related to our first TV effort Who Wants To Be A Millionaire?. During 2007 we entered the television entertainment market when we produced and distributed the Who Wants To Be A Millionaire? TV show in China. We set up our own studio and began producing the TV show. The first show aired September 29, 2007 and became a weekly episode thereafter. While the show received high ratings the sales and distribution performances were unsatisfactory resulting in losses. Management decided to discontinue the show. Under our new business model we are able to expand our distribution and revenue potential without significant upfront costs as in the past. This new strategy, management believes, gives the Company increased opportunity for growth and revenue in the TV entertainment business in China with lower risk compared to our original approach.

Continued expansion into TV entertainment in China

The growing market for TV advertising in China is very attractive. Research studies indicate TV ad sales represent 75% of the overall ad spending in China’s estimated $37 billion advertising market. Reports state television advertising sales in the first 6 months of 2006 totaled $14 billion representing a 22% increase over the same period last year making TV the greatest gainer in ad sales of all China media with newspapers, magazines, radio and outdoor growing 5%, 9%, 15% and 9% respectively. [Source: as reported by Xinhua News Agency]

To address this market opportunity AAGH subsidiary Sino Trade created the wholly-owned subsidiary Idea Asia (a Hong Kong corporation) to hold entertainment related businesses. Idea Asia created CMP (a Hong Kong corporation) of which Idea Asia owns 60%. In 2007 CMP launched Who Wants To Be A Millionaire? in mainland China. The show’s production value is very high quality and we experienced very good rating in GuiZhou province where the show aired originally. However, the financial performance in 2007 was unsatisfactory due to the non-performance of CMP sales and distribution efforts. Given the lackluster sales and distribution performance we decided to discontinue the program. Resultantly, Idea Asia issued a demand note to CMP for the repayment of loans in the amount of $875,338. Management has decided it will no longer invest in CMP and plans to discontinue all operations of the subsidiary. Further, management shifted all operations related to TV entertainment to Idea Asia which will be lead by industry veteran Dominique Ullmann, appointed to the position of Executive Director of Idea Asia in February 2008, who will leverage his strong experience in the industry and well established business network in the region. Mr Ullmann will be in charge of the overall strategy and execution of all future TV entertainment business.

Since the management shift in our TV entertainment segment Idea Asia has, as of this writing, acquired the rights to present six TV programs in China including Singing Bee, Blackjack Bowling, Silent Library, You Are What You Eat, Small Talk, and 50/50.

Singing Bee/Zeal Entertainment
In February 2008 Idea Asia signed a contract with Zeal Entertainment for the exclusive right of presenting the TV show "Singing Bee" in China. Zeal Entertainment ( http://www.zealentertainment.co.uk ) is an independent formats and events distributor and is a subsidiary of the Digital Rights Group, UK 's largest independent TV distributor. Zeal licenses formats, programs and event rights internationally and handles a range of successful properties, including "Singing Bee", "Miss World", "This Is Your Life", "Under Construction", and "The European Poker Tour." "Singing Bee" is a musical game show where contestants have to "sing in" the blanks to song lyrics when the music stops, it has been licensed to more than 30 territories worldwide, including the US, Australia, Europe and South America.

Blackjack Bowling/Sony Pictures Television International
In March 2008 Idea Asia entered into an option agreement with Sony Pictures Television International (SPTI) giving Idea Asia the first opportunity to license the TV game show format "Blackjack Bowling" from SPTI to adapt and produce a local version of the format in China. "Blackjack Bowling" is the only show of its kind that combines two of the world's favorite pastimes — blackjack and bowling — just as the two simple elements of the roulette wheel and hangman were combined to create Wheel of Fortune. "Blackjack Bowling's" format is flexible and can be played in either a 30-minute or 60-minute format.

Silent Library/2waytraffic
In February 2008 signed a contract with 2waytraffic for the exclusive right of presenting the TV show "Silent Library" in China. 2waytraffic is listed on the AIM of the London Stock Exchange and is a leading international developer and exploiter of interactive entertainment content for television, mobile and digital platforms with an unrivaled catalog of over 200 high quality entertainment formats including "Who Wants To Be A Millionaire?", "Brainiest", "Mr & Mrs", "Take It Or Leave It", "You Are What You Eat", and "That's The Question". "Silent Library" was created by Japanese comedian Hitoshi Matsumoto in 2001 as part of NTV's, hugely popular variety show, "Downtown no Gaki no Tsukai ya Arahende". "Silent Library" takes place in a library setting where a team of players perform pranks and punishments on each other whilst having to remain as silent as possible. No matter how unpleasant the challenge is, the contestant isn't allowed to yelp or shout or make any noise no matter how funny it is, his friends mustn't laugh.

You Are What You Eat/2waytraffic
In February 2008 Idea Asia signed a contract with 2waytraffic for the exclusive right of presenting the TV show “You Are What You Eat” in China. “You Are What You Eat” is the factual entertainment format which takes an uncompromising look at the people whose eating habits are threatening to send them to an early grave, and then shows them the way to change. Each week a renowned nutritionist takes an up-close — and sometimes very personal — look at the contributor and the effect their appalling diet is having on their body, before transforming the way they eat and feel in just eight weeks. The contributor is put through a series of sometimes shocking tests including tongue profiling, colonic irrigation and blood, urine and stool analysis which, coupled with the nutritionist's no-nonsense, 'tough love' approach make for graphic, but fascinatingly entertaining, viewing!

Small Talk/FremantleMedia
In February of 2008 Idea Asia signed a contract with FremantleMedia to exclusively represent the TV show “Small Talk in China”. FremantleMedia is one of the largest international creators and producers of entertainment brands in the world with leading prime time drama, serial drama, entertainment and factual entertainment programming in over 40 countries worldwide. FremantleMedia is at the forefront of developing cross- platform media experiences through its FMX operation, which is successfully developing new entertainment brands and concepts specifically for mobile, broadband, games consoles and Internet Protocol Television (IPTV). FremantleMedia is a subsidiary of RTL Group, Europe 's largest television and radio broadcast company, which is 90% owned by Bertelsmann AG, an integrated media and entertainment company that commands leading positions in the world's media markets.

“Small Talk” is a game show which is hugely successful around the world, starring little people, played by big people and enjoyed by viewers of all ages. Children aged between six and eight from various schools are taped prior to the studio recording, giving their answers and opinions to questions about life in general; the questions range from 'How long is a woman pregnant for before giving birth?' to 'What is a toupee?'. The answers are, in turn, hilarious, charming and bizarre! The studio centerpiece is a video wall of nine screens, with three contestants trying to predict how the children will respond to the questions. Aired in over 15 countries, “Small Talk” has garnered rating successes all around the world.

50-50/2waytraffic
In February 2008 Idea Asia signed a contract with 2waytraffic for the exclusive right of presenting the TV show “50-50” in China . “50-50” is the ultimate quiz show which extends the 50-50 Lifeline from “Who Wants To Be A Millionaire?” into a new format. Everything is about making a straight choice between two possibilities and contestants win the chance to fill in a blank check with the amount they think they deserve to win. 50-50 can run weekly or daily, and is versatile enough to play in any timeslot. Answering questions individually but ultimately working as a team, contestants must select an answer from two possible options before the question is passed over to their partner who must decide whether they agree or disagree. If they agree, the original answer is locked in, but if they disagree, they overrule their partner's answer and the other option is locked in instead. After two nail-biting rounds throughout which the stakes rise and the game-play gets trickier, the couple reaches the climax of the game.

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

We will soon open an office in Shanghai where we will expand our sales effort for our media and advertising business. From this same office we also expand our TV entertainment sales and distribution efforts. We see the new Shanghai operation as a start to what will become a very synergistic sales and distribution hub for all of the AAGH businesses.

Currently we are reviewing plans to launch an online China-based consumer coupon service. Given our past experience in the online coupon business (in the US) we have the ability in-house to build the infrastructure and market the service. Management sees this as a synergistic business element within the AAGH family of media, advertising and entertainment businesses allowing for more channels of opportunity for our advertising clients.

TV Entertainment going forward. We learned a lot from our 2007 experience with Who Wants To Be A Millionaire? in China. Our plans going forward are to proceed in a revenue conscious manner to further development this business segment. With an industry veteran now directing the TV business segment, management believes the Company is on a good course to capitalize on the emerging TV entertainment business in China. The Company plans to continue to identify and acquire successful TV programs/formats from content providers. Through our initial effort with Who Wants To Be A Millionaire? we built a reputation of being a legitimate provider of high quality TV shows, not a “copy cat”.  Therefore, we are now proven and properly positioned to look for well established big name title sponsors who may also help subsidize production costs.

We intend to generate revenue when our programs are broadcast on satellite TV and regional TV stations. Our target for 2008 is to have our programs distributed by 100 of the more than 1000 TV stations in China with average revenue of $150-500 per episode per regional TV station. Revenue per episode is dependant on the nature and geographic location of the individual TV station.

Results of Operations for the Three Months Ended March 31, 2008 and March 31, 2007

During the three months ended March 31, 2008, we experienced a net profit of $390,932. We expect to improve our income position over the next 12 months as we plan to continue growing our profitable advertising sales business in China and we expect increased revenue from our TV entertainment business.

During the three months ended March 31, 2008, we generated nearly all of our revenues from our Media & Advertising division. Over the next twelve months, we plan to devote the majority of our resources to expanding and further developing our Media and Advertising segment and our Idea Asia subsidiary.

The following table sets forth our net revenues by each operational division for the three months ended March 31, 2008 and 2007:

Revenue by Segment Three Months Ended March 31

	2008	2007	Variance		%

Media & Advertising	$1,524,346	$828,431		$695,915	84
TV Entertainment	$0	$0		$0	n/a
Asia Global Corporate	$0	$64	$	(-64)	n/a

In the first quarter of 2008 ended March 31, our revenues grew by 84% from $828,495 in 2007 to $1,524,346 in 2008 primarily resulting from increased advertising sales in our Media and Advertising business.

Revenue – Media & Advertising

During the three months ended March 31, 2008, our revenue for the Media & Advertising segment was $1,524,346. Compared to the 2007 figure of $828,431, we experienced an increase of revenue of 84% from the comparable three months ended March 31, 2007, which is attributable to expanding our sales force through creating partnerships with established advertising agencies in China.

Revenue – TV Entertainment

During the three months ended March 31, 2008, there was no revenue for the TV Entertainment segment because we discontinued production of the mainland China version of Who Wants To Be A Millionaire?. There was also no revenue from the comparable three months period ended March 31, 2007 as there yet were no broadcasts from our starting-up TV entertainment business.

Cost of Sales

Cost of Sales by Segment Three Months Ended March 31

	2008	2007	Variance	%
Media & Advertising	$547,436	$216,154	$331,282	153.26
TV Entertainment	$0	$165,854	$(165,854)	n/a
Asia Global Corporate	$0	$0	$0	n/a

Cost of sales were $547,436 representing 36% of our total revenue of $1,524,346 for the three months ended March 31, 2008 as compared to $382,008, 46% of total revenue of $828,495 for the three months ended March 31, 2007. The increase in cost of sales as a percentage of sales for the three months ended March 31, 2008 is attributable to increased printing costs related to the production of directories and trade publications for our media and advertising business.

Cost of Sales – Media & Advertising

Cost of sales for our Media & Advertising segment was $547,436 representing 36% of our total segment revenue of $1,524,346 for the three months ended March 31, 2008 as compared to $216,154, or 26% of our total segment revenue of $828,431 for the three months ended March 31, 2007. The increased cost of sales as a percentage of revenue is attributable to increased printing costs related to the production of directories and trade publications for this segment.

Cost of Sales – TV Entertainment

Cost of sales for the TV Entertainment segment was $0, for the three months ended March 31, 2008, because there was no production during this period, compared to $165,854 for the same period during 2007 attributed to the production of Who Wants To Be A Millionaire? for the China TV entertainment market.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses by Segment Three Months Ended March 31

	2008	2007	Variance	%
Media & Advertising	$273,681	$292,345	$(18,664)	- 6.38
TV Entertainment	$102,392	$250,945	$(148,553)	- 59.20
Asia Global Corporate	$37,757	$2,916,911	$(2,879,154)	- 98.71

Selling, general and administrative expenses decreased $3,046,371 to $413,830 for the three months ended March 31, 2008 as compared to $3,460,201 for the three months ended March 31, 2007. The decrease in expenses during the three months ended March 31, 2008 was primarily attributable to a decrease in non-cash consulting expenses related to expansion into the TV market in China.

Selling, General and Administrative Expenses – Media & Advertising

During the three months ended March 31, 2008, our selling, general and administrative expenses for our Media & Advertising segment were $273,681. Compared to the 2007 figure of $292,345, for the three months ended March 31, 2007 we experienced a 6.38% decrease of $18,664.

Selling, General and Administrative Expenses – TV Entertainment

During the three months ended March 31, 2008, our selling, general and administrative expenses for our TV Entertainment segment were $102,392, compared to the figure of the three months ended March 31, 2007 of $250,945. The 59.20% decrease attributable to lowered, virtually eliminated, selling and advertising costs in this segment, primarily due to the ceased marketing and production of Who Wants To Be A Millionaire? TV Show in China.

Selling, General and Administrative Expenses – Asia Global Corporate

During the three months ended March 31, 2008, our selling, general and administrative expenses for the Asia Global Corporate sector were $37,757 compared to $2,916,911 during the same period of 2007 of which $2,757,325 were non-cash stock-based professional fees related to business expansion into China. The decrease is attributable to the reduction in non-cash stock-based professional fees related to business expansion into China.

Depreciation, Amortization of Intangible Assets, and Impairment Loss of Property, Plant and Equipment

	2008	2007
Depreciation	$3,547	$11,421
Amortization of intangible assets	$26,474	$26,474
	$30,021	$37,895
Included in cost of sales
Depreciation	$0	$0
Amortization of intangible assets	$0	$0
Amortization of broadcast and licensing rights	$0	$0
	$0	$0

During the three months ended March 31, 2008 we experienced non-cash expenditures of $3,547 and $26,474 from depreciation of fixed assets and amortization of intangible assets, respectively. The 68.9% decrease in depreciation during the three months ended March 31, 2008 as compared with the depreciation of $11,421 for the same period in 2007 is attributed to additional depreciation of TV production studio. On amortization of intangible assets, the figure for the three months ended March 31, 2008 was $26,474, which was the same compared to the same period of 2007.

Other Income (Expense)

Total other income for both periods presented was immaterial and consisted of the following:

	2008	2007
Other income
Fixed asset rental income	$0	$0
Interest income	$2,367	$4,854
Miscellaneous other income	$0	$0
	$2,367	$4,854

Interest expense	$29,475	$15,410

Total other income	$-27,108	$-10,556

There was no fixed asset rental income during the three months ended March 31, 2008~~.~~ During the three months ended March 31, 2008, other significant income only includes interest income. Interest expense increased to $29,475 during the three months ended March 31, 2008, compared to $15,410 during the same period of 2007.

Net Income/Loss

We experienced a net profit for the three months ended March 31, 2008 of $390,932 compared to net loss of $2,947,163 for the same period in 2007. The increase in profitability is primarily attributed to the reduction in non-cash charges related to business expansion into China which during the same period of the previous year totaled $2,757,325.

Net Income/Loss by Segment Three Months Ended March 31

	2008	2007	Variance	%
Media & Advertising	$531,537	$389,811	$141,726	36.36
TV Entertainment	$(102,392)	$(416,799)	$314,407	- 75.43
Asia Global Corporate	$(38,213)	$(2,920,175)	$2,881,962	- 98.69

Net Income – Media & Advertising

The net income for the three months ended March 31, 2008 in our Media & Advertising segment was $551,537, a 36.36% increase compared to a net income of $389,811 for 2007. The increase in net income is primarily attributable to substantial increase in sales of media and advertising services primarily as a result of increased promotion and expanded sales force through partner agencies.

Net Loss – TV Entertainment

A net loss of $102,392 was experienced from our TV Entertainment segment for the three months ended March 31, 2008 compared to net loss of $416,799 for the three months ended March 31, 2007. Loss is primarily attributable to $50,519 operating costs related to operations of the Who Wants To Be A Millionaire? TV program which were still winding down during the quarter and $47,630 in operations related to new TV entertainment operations of Idea Asia. The overall decrease in losses for the quarter ended March 31, 2008 compared to the same quarter of the previous year are attributable to significantly decreased operations for the segment due to the halting of the Who Wants To Be A Millionaire? project.

Net Loss – Asia Global Corporate

During the three months ended March 31, 2008 we experienced a net loss of $38,213 from our Asia Global Corporate operations, compared to a net loss of $2,920,175 for the same period in 2007. The decrease in losses was primarily attributable to the reduction of non-cash stock-based compensation for professional services rendered.

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

Liquidity and Capital Resources for the Three Months Ended March 31, 2008 and 2007

Cash flows from operating activities

We experienced negative cash flows provided by operations in the amount of $1,045,382 for the three months ended March 31, 2008, primarily due to increased in accounts receivable from operations of $564,261 and increased in amount due to related parties from operations of $518,257~~.~~

For the three months ended March 31, 2007 we experienced positive cash flows provided by operations in the amount of $1,365,248, primarily due to net loss from operations of $2,697,084 offset by non-cash charges such as depreciation and amortization of $37,651, common stock issued for services of $2,757,325, stock-based compensation to an executive of $102,082 and changes in operating assets such as a decrease in accounts receivable of $1,405,026 and decreases in our accounts payable and accrued expenses of $252,909.

Cash flows from investing activities

Net cash flows used in investing activities for the three months ended March 31, 2008 was $3,856 primarily representing the purchase of property, plant and equipment in the amount of $1,500 and increase in restricted cash of $2,356.

For the three months ended March 31, 2007 net cash flows used in investing activities amounted to $3,278 primarily representing an increase of restricted cash required as part of our subsidiary's banking facility agreements of $2,342.

Cash flows from financing activities

Net cash flows provided by financing activities for the three months ended March 31, 2008 was $29,276 mainly representing advances under letters of credit of $155,545, drawdown of secured bank loan of $115,385 and repayment of a secured bank loan of $238,051~~.~~ For the same period in 2007 net cash flow used in financing activities was $310,057 representing the issuance of a promissory note of $370,000, drawdown of a secured bank loan of $134,704 and offset by repayments of secured bank loan of $189,052 and advances to related parties of $623,257.

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

Management believes the Company has the ability to continue as a going concern because the Company has cash and cash equivalents of $57,225 and restricted cash of $560,460 totaling approximately $600,000 and has $794,000 available for use, in which $786,185 being utilized under its current line of credit facility and positive cash flow from operating activities which should satisfy cash requirements over the next 12 month.

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

Accounting for stock-based compensation

The Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), from January 1, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values..

Income taxes

The Company adopted the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

Employees

As of March 31, 2008, we had approximately 51 full-time employees employed in Greater China. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments

Website Access to our SEC Reports

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4T.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of March 31, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS
OF
ASIA GLOBAL HOLDINGS CORP.

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MARINE FOOD GROUP LIMITED

/s/ Michael Mak
Michael Mak, Chief Executive Officer
Dated: May 16, 2008	(Principal executive officer)

/s/ Michael Mak
Michael Mak, Chief Financial Officer
Dated: May 16, 2008	(Principal financial officer)