Form 10-Q
period 2008-06-30
ASIA GLOBAL HOLDINGS CORP.
filed 2008-08-13
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended June 30, 2008

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-64804

ASIA GLOBAL HOLDINGS CORP.
(Exact Name of small business issuer as specified in Its charter)

NEVADA	75-3026459
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Unit 601B, 6th Floor, Tower 1 833 Cheung Sha Wan Road Kowloon, Hong Kong (Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code: (213) 243-1505

1601-1604 CRE Centre, 889 Cheung Sha Wan Road, Kowloon, Hong Kong
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

Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act).
Yes ☐   No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock, as of August 12, 2008 was 133,362,000 shares, all of one class of $0.001 par value Common Stock.

ASIA GLOBAL HOLDINGS CORP.
FORM 10-Q
Quarter Ended June 30, 2008

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

PART 1.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ASIA GLOBAL HOLDINGS CORP.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income (Loss) for the three and six months ended June 30, 2008 and 2007	F-3

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2008	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-22

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$225,933	$846,907
Restricted cash	542,354	558,104
Accounts receivable, trade	2,849,707	2,953,719
Amounts due from related parties	587,081	530,706
Income tax credit	140,770	-
Prepayments and other current assets	564,209	87,115
Total current assets	4,910,054	4,976,551

Property, plant and equipment, net	165,216	161,034
Intangible assets, net	737,279	210,674
TOTAL ASSETS	$5,812,549	$5,348,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft, secured	$209,755	$163,056
Secured bank loan - current portion	422,665	784,600
Obligation under capital lease - current portion	153,755	146,416
Letters of credit	573,782	484,006
Accounts payable and accrued liabilities	260,644	838,239
Income tax payable	8,814	435,768
Amount due to a related party	-	106,208
Total current liabilities	1,629,415	2,958,293

Long-term liabilities:
Secured bank loan	-	6,410
Obligation under capital lease	13,505	92,262
Deferred tax liabilities	132,091	132,091
Total long-term liabilities	145,596	230,763

Total liabilities	1,775,011	3,189,056

Commitment and contingencies

Stockholders’ equity:
Series A, convertible preferred stock, $0.001 par value; 500,000 shares authorized; 400,000 shares and 400,000 shares issued and outstanding shares as of June 30, 2008 and December 31, 2007	400	400
Common stock, $0.001 par value; 300,000,000 shares authorized; 133,362,000 and 129,862,000 shares issued and outstanding as of June 30, 2008 and December 31, 2007	133,362	129,862
To be issued: 0 shares and 2,000,000 shares as of June 30, 2008 and December 31, 2007	-	414,000
Additional paid-in capital	17,941,022	17,406,772
Accumulated other comprehensive (loss) income	(6,922)	6,258
Accumulated deficit	(14,030,324)	(15,798,089)
Total stockholders’ equity	4,037,538	2,159,203
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,812,549	$5,348,259

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenues, net	$2,837,939	$2,189,697	$4,362,285	$3,018,192

Cost of revenue	1,113,337	807,756	1,660,773	1,023,910

Gross profit	1,724,602	1,381,941	2,701,512	1,994,282

OPERATING EXPENSES:
Sales and marketing	422,207	216,949	527,623	357,822
Consulting and professional fee	67,890	97,853	114,779	2,963,581
Depreciation and amortization	45,132	36,496	75,153	74,147
Stock based compensation to executive	123,750	102,082	123,750	204,164
General and administrative	183,622	508,744	342,755	609,576
Total operating expenses	842,601	962,124	1,184,060	4,209,290

INCOME (LOSS) FROM OPERATIONS	882,001	419,817	1,517,452	(2,215,008)

Other income (expense):
Other income	14,744	2,504	17,111	7,358
Interest expense	(23,980)	(13,231)	(53,455)	(28,626)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	872,765	409,090	1,481,108	(2,236,276)

Income tax benefit (expenses)	581,925	(106,910)	466,906	(158,628)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,454,690	302,180	1,948,014	(2,394,904)

Loss from discontinued operations	(77,857)	(317,983)	(180,249)	(734,782)
Minority interest	-	127,192	-	293,912

NET INCOME (LOSS)	$1,376,833	$111,389	$1,767,765	$(2,835,774)

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(12,137)	(48)	(13,180)	2,408

COMPREHENSIVE INCOME (LOSS)	$1,364,696	$111,341	$1,754,585	$(2,833,366)

Basic weighted average number of shares	130,728,667	81,362,000	131,341,789	76,798,111
Diluted weighted average number of shares	210,728,667	161,362,000	211,341,789	76,798,111

Per share information:
From continuing operation– Basic	$0.01	$0.00	$0.01	$(0.03)
From continuing operation– Diluted	$0.01	$0.00	$0.01	$(0.03)

From discontinued operation– Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
From discontinued operation– Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Net income (loss) per share – Basic	$0.01	$0.00	$0.01	$(0.04)
Net income (loss) per share – Diluted	$0.01	$0.00	$0.01	$(0.04)

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Income (loss) from continuing operations	$1,948,014	$(2,394,904)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Stock-based compensation to executives, non-cash	123,750	204,164
Common stock issued for services, non-cash	-	2,757,325
Depreciation and amortization	75,153	74,147
Change in operating assets and liabilities:
Accounts receivable, trade	104,012	133,882
Prepayments and other current assets	(517,547)	(79)
Accounts payables and accrued liabilities	(529,817)	640,794
Income tax (credit) payable	(567,724)	137,319
Amount due to a related party	(106,208)	(17,173)
Net cash provided by operating activities	529,633	1,535,475
Net cash used in discontinued operations	(182,417)	(1,265,092)

Cash flows from investing activities:
Increase in restricted cash	15,750	(4,838)
Expenditure on intangible assets	(584,749)	-
Purchase of property, plant and equipment	(25,405)	(1,016)
Net cash used in investing activities	(594,404)	(5,854)
Net cash used in discontinued operations	-	(8,447)

Cash flows from financing activities:
Repayment of amount due to related parties	(54,751)	(309,249)
Net increase (decrease) in bank overdraft	46,699	(281)
Advances (repayment) under letters of credit	89,776	(125,128)
Drawdown of bank loan	115,385	134,704
Repayment of bank loan	(483,730)	(315,518)
Issue of promissory note	-	370,000
Repayment of capital lease	(71,418)	-
Net cash used in financing activities	(358,039)	(245,472)
Net cash used in discontinued operations	(1,624)	-

Effect of exchange rate change on cash and cash equivalents	(14,123)	2,408

NET CHANGE IN CASH AND CASH EQUIVALENTS	(620,974)	13,018

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	846,907	22,514

CASH AND CASH EQUIVALENTS, END OF PERIOD	$225,933	$35,532

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$100,818	$24,194
Cash paid for interest expenses	$53,455	$28,626

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Amounts due from minority shareholders in relation to unsettled investment cost of a subsidiary	$-	$820,000

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Series A, Convertible Preferred Stock		Common stock		Common stock to be issued		Additional	Accumulated other comprehensive	Accumulated	Total stockholders’
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	paid-in capital	(loss) income	deficit	equity
Balance as of January 1, 2008	400,000	$400	129,862,000	$129,862	2,000,000	$414,000	$17,406,772	$6,258	$(15,798,089)	$2,159,203

Bonus shares issued to an executive, non-cash			2,000,000	2,000	(2,000,000)	(414,000)	412,000	-	-	-

Stock based compensation to executives, non-cash	-	-	1,500,000	1,500	-	-	122,250	-	-	123,750

Net income for the period	-	-	-	-	-	-	-	-	1,767,765	1,767,765

Foreign currency translation adjustment	-	-	-	-	-	-	-	(13,180)	-	(13,180)
Balance as of June 30, 2008	400,000	$400	133,362,000	$133,362	-	$-	$17,941,022	$(6,922)	$(14,030,324)	$4,037,538

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2007 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE - 2 ORGANIZATION AND BUSINESS BACKGROUND

Asia Global Holdings Corp. (the “Company” or “AAGH”) was incorporated in the State of Nevada on February 1, 2002 as Longbow Mining Inc. On May 12, 2004, Longbow Mining Inc. changed its name to BonusAmerica Worldwide Corporation. On June 6, 2006, the Company changed its name to Asia Global Holdings Corp. AAGH is focused on building businesses in the People’s Republic of China (“PRC”) and other emerging regions and markets in Asia and worldwide. The Company has subsidiaries participating in media and advertising, marketing services and internet commerce. During 2007, AAGH entered the television entertainment market, where we plan to sell advertising slots that air during the broadcast of “Who Wants To Be A Millionaire?” TV show in the PRC. The head-quarters of AAGH are located in Hong Kong and the Company also has offices in the United States of America (“United States”) and the PRC.

In June 2008, the Company established a new branch office in Labuan, Malaysia for the business expansion in Asia Pacific region.

Details of the Company’s subsidiaries and affiliate are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Sino Trade-Intelligent Development Corp., Limited (“Sino Trade”)	Hong Kong, a limited liability company	Publishing & information service and advertisement in Hong Kong	5,000,000 issued shares of HK$1 each	100%

Idea Asia Limited (“Idea Asia”)	Hong Kong, a limited liability company	Investment holding in Hong Kong	10,000 issued shares of HK$1 each	100%

China Media Power Limited (“CMP”)	Hong Kong, a limited liability company	TV entertainment in the PRC	16,000,000 issued share of HK$1 each	60%

Wah Mau Corporate Planning Development Co., Ltd (“Wah Mau”)	The PRC, a limited liability company	Development of corporate images and business promotion in the PRC	RMB1,000,000	100%

DYKN Corporation	Malaysia, a limited liability company	Publishing & information service and advertisement in Malaysia	10,000 issued shares of US$1 each	100%

Asia Global Holdings Corp. and its subsidiaries and affiliate are hereinafter referred to as (the “Company”).

NOTE – 3 GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2008, the Company has earned net income of $1,767,765, however it experienced an accumulated deficit of $14,030,324. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) business expansion in Media & Advertising business by increasing number of distributors and setup of a new direct sales office in China; and (b) cost-saving plan in TV Entertainment business and distribution of new TV programs in China. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through June 30, 2009. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE - 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of AAGH, its wholly-owned and majority-owned subsidiaries including variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All significant inter-company balances and transactions within the Company have been eliminated.

The Company has adopted the Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities”, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46R”). FIN 46R requires a Variable Interest Entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the company is the primary beneficiary of these entities. The results of variable interest entities established during the year are included in the consolidated income statements from the effective date.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of June 30, 2008, the Company has determined that no allowance for doubtful accounts is required.

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

Depreciation expense for the three and six months ended June 30, 2008 were $18,620 and $22,167. Depreciation expense for the three and six months ended June 30, 2007 were $10,022 and $21,199.

●	Intangible assets

Intangible assets consist of costs paid to acquire personal customer information for use in its advertising and database rental activities. As of June 30, 2008, the gross carrying value was $1,736,427, accumulated amortization was $999,148 and the net carrying value was $737,279. The Company amortizes the cost of these assets over a period of three to five years.

Amortization expense totaled $26,512 and $52,986 for the three and six months ended June 30, 2008. Amortization expense totaled $26,474 and $52,948 for the three and six months ended June 30, 2007.

●	Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including property, plant and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of June 30, 2008.

●	Revenue recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a) Database rental

Revenues from database rentals are recorded at the time the services are provided. The Company entered into sale-through agreements with the distributors located in Hong Kong and China which in turn will be responsible to recruit new members and take orders from the existing members of TradeDragon.com. The members can enjoy the following services from the Company (a) advertising placement on the business directories and trade publications that are produced by Sino Trade, (b) internet direct marketing services by the means of traditional mail and emails distribution, (c) membership to TradeDragon.com webpage in which the members exhibit their products and services and search for their buyers or suppliers through search engine marketing tool and international trade portal.

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

In connection with the adoption of FIN 48, the Company analyzed the filing positions in all of the federal, state and foreign jurisdictions where the Company and its subsidiaries are required to file income tax returns, as well as all open tax years in these jurisdictions. The Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the period ended June 30, 2008.

The Company conducts its major businesses in Hong Kong and Malaysia and is subject to tax jurisdiction in various countries. As a result of its business activities, the Company files tax returns that are subject to examination by the local and foreign tax authorities.

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

The reporting currency of the Company is the United States dollar ("US$"). The functional currency of the Company's subsidiaries operating in Hong Kong is Hong Kong Dollars ("HK$") and their financial records are maintained and the statutory financial statements are prepared in HK$. The functional currency of the Company's subsidiary established in the PRC is the Renminbi Yuan ("RMB") and its financial records are maintained and its financial statements are prepared in RMB.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with SFAS No 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to have a material effect on the financial condition or results of operations of the Company.

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

Loss from discontinued operations was reported as $180,249 and $734,782 for the six months ended June 30, 2008 and 2007, respectively. Prior period financial statements for the period ended June 30, 2007 have been restated to present the operation in “Who Wants To Be a Millionaire?” TV show as a discontinued operation.

In conjunction with the discontinuance of operations, the Company recognized a loss $180,249 for the six months ended June 30, 2008 to write down the carrying amounts of the related assets. The assets and liabilities of the discontinued operations as of June 30, 2008 consisted of the following:

	June 30, 2008	December 31, 2007
		(Audited)
Assets of discontinued operation:
Cash and cash equivalents	$287	$4,378
Accounts receivable	78,137	78,137
Prepayments and other current assets	6,401	46,863
Amount due from a related party	39,677	38,053
Intangible assets, net	5,157	5,157
Total assets	$129,659	$172,588

Liabilities of discontinued operation:
Accounts payable and accrued liabilities	123,896	171,675
Amount due to a related party	885,153	705,203
Total liabilities	$1,009,049	$876,878

NOTE - 6 VARIABLE INTEREST ENTITY

Effective June 2008, the Company established a branch office (the “Branch”) in Labuan, Malaysia for the purpose of managing and liaison of the sales arrangements with new customers in Asia Pacific region to meet with the business expansion plan. The Branch is registered as an offshore company under the Labuan Offshore Financial Services Authority in Malaysia and is owned by Mr. Michael Mak, Chief Executive Officer on behalf of the Company. Pursuant to FIN 46R, the Branch is considered as a variable interest entity, of which the Company is the primary beneficiary. Accordingly, the result of the Branch is included in the accompanying financial statements.

NOTE - 7 AMOUNTS DUE FROM RELATED PARTIES

As of June 30, 2008, amounts due from related parties represented temporary advances, which were unsecured, interest free and repayable on demand and included the following:

(i)	amounts due from entity under common control by the Company’s President, Mr. Michael Mak, who is also Chief Executive Officer and Chief Financial Officer of the Company totaling $546,890;
(ii)	amount due from an employee, a director of subsidiary of $39,677; and
(iii)	amounts due from minority shareholders of $514.

NOTE - 8 PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	June 30, 2008	December 31, 2007
		(Audited)

Utility deposits	$22,735	$47,333
Prepaid expenses	6,512	21,197
Purchase deposits	517,406	-
Deposit for investment	16,983	16,983
Other prepayments and receivables	573	1,602
	$564,209	$87,115

NOTE - 9 INDEBTEDNESS

(a)	Bank loans

The Company’s subsidiary operating in Hong Kong is committed under certain secured bank term loans bearing interest at the rates ranging from 4.75% per annum to 11.24% per annum, payable in monthly installments, due fully and no later than February 2009. As of June 30, 2008, total amounts outstanding under bank loans were $422,665.

(b)	Letters of credit

The Company’s subsidiary operating in Hong Kong is committed under certain letters of credit and other trust receipt loans issued by DBS Bank (Hong Kong) Ltd and the Hongkong and Shanghai Banking Corporation Limited, independent financial institutions in Hong Kong, totaling $573,782 expiring through September 2008.

NOTE - 10 OBLIGATION UNDER CAPITAL LEASE

The Company purchased part of its studio equipment and financed these equipment with a capital lease arrangement with Dah Sing Bank, Limited, an independent financial institution in Hong Kong, with an interest rate of 9.83% per annum, due July 30, 2009 and repayable $13,615 principal and interest monthly.

The obligation under the capital lease is as follows:

	June 30, 2008	December 31, 2007
		(Audited)

Capital lease	$167,260	$238,678
Less: current portion	(153,755)	(146,416)

	$13,505	$92,262

Future payments as of June 30, 2008 on the equipment lease are as follows:

Years ending June 30:
2009	$163,385
2010	13,615
177,000
Less: interest expense	(9,740)

Present value of net minimum obligation	$167,260

The Company’s studio equipment is held under capital lease and the related depreciation is included in depreciation expense.

NOTE - 11 INCOME TAXES

For the period ended June 30, 2008 and 2007, the local (“the United States”) and foreign components of income (loss) from continuing operations before income taxes and minority interest were comprised of the following:

	Six months ended June 30,
	2008	2007

Local	$(189,404)	$(2,969,452)
Foreign	1,670,512	733,176
Income (loss) before income taxes and minority interest	$1,481,108	$(2,236,276)

The provision for (benefit from) income taxes from continuing operations consisted of the following:

	Six months ended June 30,
	2008	2007
Current:
Local	$-	$-
Foreign	(466,906)	158,628

Deferred:
Local	-	-
Foreign	-	-
(Benefit from) provision for income taxes	$(466,906)	$158,628

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries and branches that operate in various countries: United States, Hong Kong, Malaysia and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

The United States

AAGH is registered in the State of Nevada and is subjected to United States tax law.

As of June 30, 2008, the United States operation had $18,002,462 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2029. The Company has provided for a full valuation allowance of $6,120,837 for future tax benefits from net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

For the period ended June 30, 2008 and 2007, income tax (credit) expense represented Hong Kong profits tax of $(469,844) and $158,628 for the Company’s subsidiaries operating in Hong Kong. Hong Kong profits tax rate is 16.5% (2007: 17.5%) on the subsidiaries’ estimated assessable profits arising in Hong Kong. A reconciliation of income before income taxes to the effective tax rate for the Hong Kong subsidiary as follows:

	Six months ended June 30,
	2008	2007

Income before income taxes	$246,888	$906,530
Hong Kong profits tax rate	16.5%	17.5%

Income tax expense at statutory tax rate	40,736	158,643
Tax benefits from over-provision in prior years	(512,225)	-
Tax effect of non-assessable income and non-deductible expenses	1,645	(15)
Income tax expense at its effective tax rate	$(469,844)	$158,628

For the period ended June 30, 2008, the Company filed the 2007 tax return and was cleared in July 2008. Accordingly, the Company recognized $512,225 of income tax benefits from the over-provision in prior years. Its effective income tax rates (excluding tax benefits from prior years) for the six months ended June 30, 2008 and 2007 were 17.6% and 17.5%.

Malaysia

AAGH’s consolidated affiliate is registered under the Labuan Offshore Financial Services Authority, Malaysia and subject to Malaysian Income Tax Law at a preferential rate of 3% of net income or a fixed sum of $5,876 (equivalent to Ringgit Malaysian 20,000). For the period ended June 30, 2008, the affiliate generated $1,474,182 from continuing operation before income taxes and provided for $2,938 of income tax expense.

The PRC

AAGH’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the PRC (the “New CIT Law”) at a statutory rate of 25% on the subsidiary's assessable profits, based on existing PRC tax legislation, interpretations and practices in respect thereof. The subsidiary was exempted from the Corporate Income Law because it generated a net operating loss of $50,558 for the six months ended June 30, 2008.

Deferred tax assets and liabilities reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax assets and liabilities as of June 30, 2008 were as follows:

Deferred tax assets:
Net operating loss carryforwards from:
U.S.	$6,120,837
Hong Kong	24,426
The PRC	253,056
6,398,319
Deferred tax liabilities:
Depreciation	(132,091)

Less: valuation allowance	(6,398,319)
Net deferred tax liabilities	$(132,091)

As of June 30, 2008, the aggregate cumulative tax losses of $19,783,248 are available to be carried forward indefinitely to offset future taxable income, if unutilized. The deferred tax assets consists mainly of tax losses from differing tax regimes and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future.

The Company adopted the provisions of FIN 48 on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attribute for the tax positions taken, or expected to be taken, on a tax return. The Company files tax returns in the various tax jurisdictions in which its subsidiaries or branch operates, principally the United States, Hong Kong and Malaysia, as follows:

●	United States, its tax years 2005 to 2007 returns remain open by examination by IRS
●	Hong Kong, 2007 tax returns have been filed and cleared in the second quarter of 2008. The Company recognized $512,225 of income tax benefits from the over-provision in prior years.
●	Malaysia, 2007 returns have been filed and are in the normal process.

NOTE - 12 INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS

Basic income (loss) per share is computed by dividing income (loss) from continuing operations by the weighted average number of the common stock outstanding during the period. Diluted income (loss) per share is computed by dividing income (loss) from continuing operations by the weighted average number of the common stock outstanding and dilutive potential common stock outstanding during the period.

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Basis and diluted income (loss) per share calculation
Numerator:
Income (loss) from continuing operations in computing basic and diluted net income per share	$1,454,690	$302,180	$1,948,014	$(2,394,904)

Denominator:
Weighted average ordinary shares outstanding – Basic	130,728,667	81,362,000	131,341,789	76,798,111
Dilutive effect of convertible preferred stock	80,000,000	80,000,000	80,000,000	-
Weighted average ordinary shares outstanding – Diluted	210,728,667	161,362,000	211,341,789	76,798,111

From continuing operations:
Basic income (loss) per share	$0.01	$0.00	$0.01	$(0.03)

Diluted income (loss) per share	$0.01	$0.00	$0.01	$(0.03)

NOTE - 13 CAPITAL TRANSACTION

On May 22, 2008, the Company issued 2,000,000 shares of its common stock to Mr. Michael Mak, Chief Executive Director to compensate as signing bonus under the employment agreement dated August 18, 2006. The fair value of the common stock signing bonus totaled $414,000 and was recognized ratably over the one-year service period through August 17, 2007, under the employment agreement. The fair value was based on the quoted market value at $0.207 per share of the Company’s common stock as of the date of the employment agreement. For the period ended June 30, 2007, the Company recognized $204,164 of stock based compensation expense to the statement of operation.

At the same day of May 22, 2008, the Company approved and issued 1,000,000 shares and 500,000 shares of its common stock to Mr. John Leper, a director of the Company and Mr. Ng Hing, a director of the subsidiary as remuneration compensation for their services. The fair value of these stock issuances was determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $0.0825 per share. The Company recognized $123,750 to the statements of operations for the six months ended June 30, 2008.

As of June 30, 2008, the number of authorized and outstanding shares of the Company’s common stock was 300,000,000 shares and 133,362,000 shares, respectively.

NOTE - 14 SEGMENT INFORMATION

(a) Segment information

For the period months ended June 30, 2008 and 2007, the Company operated in two segments, Media and Advertising Business and Television Broadcasting Business, as defined by SFAS No. 131.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended June 30, 2008:

Three months ended June 30, 2008:	Media and Advertising Business	TV Entertainment Business	Corporate	Total

Operating revenues	$2,837,939	$-	$-	$2,837,939
Cost of revenues	1,086,923	26,414	-	1,113,337
Gross profit	1,751,016	(26,414)	-	1,724,602
Depreciation and amortization	44,646	163	323	45,132
Stock-based compensation	-	-	123,750	123,750
Loss from discontinued operations	-	(77,857)	-	(77,857)
Income (loss) from continuing operations	$1,685,694	$(79,813)	$(151,191)	$1,454,690

Expenditure for long-lived assets	$606,346	$2,308	$-	$608,654

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the six months ended June 30, 2008:

Six months ended June 30, 2008:	Media and Advertising Business	TV Entertainment Business	Corporate	Total

Operating revenues	$4,362,285	$-	$-	$4,362,285
Cost of revenues	1,634,359	26,414	-	1,660,773
Gross profit	2,727,926	(26,414)	-	2,701,512
Depreciation and amortization	74,086	288	779	75,153
Stock-based compensation	-	-	123,750	123,750
Loss from discontinued operations	-	(180,249)	-	(180,249)
Income (loss) from continuing operations	$2,217,231	$(79,813)	$(189,404)	$1,978,014

Expenditure for long-lived assets	$607,846	$2,308	$-	$610,154

For the three and six months ended June 30, 2007, the Company only operated in one segment, Media and Advertising.

In October 2007, the Company commenced the TV entertainment business and launched the broadcast of “Who Wants To Be A Millionaire?” television program in the PRC and this business was discontinued its operation subsequently in the first quarter of 2008.

(b) Geographic information

The Company operates primarily in Hong Kong. The Company's geographic sales as a percent of total revenue are as follows:

	Six months ended June 30,
	2008	2007

United States	$-	$64
Hong Kong	2,006,862	3,018,128
Asia Pacific	2,344,484	-
The PRC	10,939	-
	$4,362,285	$3,018,192

As of June 30, 2008, 78% of the Company’s long-lived assets were located in the PRC and 22% in Hong Kong.

NOTE - 15 CONCENTRATIONS OF RISK

The Company is exposed to the followings concentrations of risk:

(a) Major customers

As of June 30, 2008, the Company had six customers that each accounted for more than 10% of trade receivables and the Company had seven customers each accounted for more than 10% of revenues for the period ended June 30, 2008. If the Company was unable to obtain other customers, the Company's business, operating results and financial condition would be materially adversely affected.

(b) Major vendors

As of June 30, 2008, the Company had two vendors that each accounted for more than 10% of trade payables. If these vendors were unavailable to provide services in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition could be materially adversely affected.

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

The Company’s interest-rate risk arises from short-term and long-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of June 30, 2008, all of borrowings were at fixed rates.

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

NOTE - 16 COMMITMENT AND CONTINGENCIES

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

(b) Operating leases

The subsidiaries operating in Hong Kong was committed under various non-cancelable operating leases with a term of 2 years with fixed monthly rentals, due June 15, 2010. Total rent expenses for the six months ended June 30, 2008 and 2007 was $39,465 and $43,017.

Future minimum rental payments due under a non-cancelable operating lease are as follows:

Year ending June 30:
2009	80,641
2010	81,538
2011	1,955

Total	$164,134

(c) Contractual obligations

The Company has incurred various contractual obligations and financial commitments in the normal course of the operating and financing activities. The following table illustrates the expected future contractual cash obligations as of June 30, 2008.

	Payments due before June 30,
	2009	2010	Total

Interest charges	$18,243	$111	$18,354
Indebtedness	576,420	13,505	589,925

Total:	$594,663	$13,616	$608,279

NOTE - 17 COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns the three and six months ended June 30, 2008 and 2007, which should be read in conjunction with the audited consolidated financial statements and notes thereto presented in the Form 10-K.

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

Overview and Future Plan of Operations

In the first six months of 2008 our year-on-year revenues grew 45% to $4,362,285 with net income of $1,767,765. During the period we saw continued success in our Media and Advertising business as a result of our proven-successful partnership programs with established advertising agencies in China through which we sell our media products. Also during the first half of the year we completely revamped our TV Entertainment business strategy expanding our TV show catalogue to include over ten program formats for which we have the exclusive distribution rights in China. We also opened up new negotiations with PRC TV broadcasters for these new shows and expect to gain distribution traction by the end of the year.

Also during the six month period we confirmed our decision to open a new office in Shanghai to meet sales and distribution demand for our TV entertainment distribution businesses in China and to serve as a new sales hub for our Media and Advertising business which will soon include an online consumer coupon portal for consumers in China. Idea Asia and Sino Trade will staff the new offices.

In June 2008 we moved our headquarter offices in Hong Kong to Unit 601B, 6th Floor, Tower 1, Cheung Sha Wan Plaza, 833 Cheung Sha Wan Road, Kowloon, Hong Kong. The new location provides us with more office space to accommodate additional personnel we anticipate will be required as a result of the growing demands on our business in both our Media & Advertising and TV Entertainment segments.

On March 1, 2008 Hing Ng was replaced as a director of our Sino Trade subsidiary by Hin Lee Kwong who became a director on that same date.

In June 2008, the Company established a new branch office in Labuan, Malaysia for the business expansion in Asia Pacific region.

We have discontinued all operations of our China Media Power (CMP) subsidiary. All business related to TV Entertainment is now conducted through our Idea Asia subsidiary.

Updated Idea Asia TV Show Format Catalog
Below is a list of TV show formats and their Licensors included in the Idea Asia portfolio. The show title is listed first followed by the format licensor — Show title/Licensor

Singing Bee/Zeal Entertainment
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

Battle of the Choirs/Absolutely Independent
In July 2008 Idea Asia entered into an agreement with Netherlands based Absolutely Independent for the exclusive right of presenting the TV show ‘Battle of the Choirs’ in China. Sit back. Turn up the volume on your TV. Be engulfed by the massive wave of singing: more than 30 voices, all battling for the title of the nation's Best Choir. Let yourself be swept away by the wall of choirs, each with its own story, in this enchanting TV show which will guarantee goose bumps from the vocal power!

Challenge Me/Absolutely Independent
In July 2008 Idea Asia entered into an agreement with Netherlands based Absolutely Independent for the exclusive right of presenting the TV show ‘Challenge Me’ in China. Challenges, record setting, and bets are timeless and always exciting to watch. In the show ‘Challenge me’ people participate in challenges which they believe to be unique. We all sometimes think: “I can do that, and maybe even better.” That’s exactly what this show is about. Challenges and bets are won, records are broken. Do you think that you can make a unique effort no one else can make? If so, sign up and seize a place in the show! Watch the performances, follow the people while they are preparing their act. Hear the expectations. Share the challengers’ excitement or disappointment.

Crisis/Absolutely Independent
In July 2008 Idea Asia entered into an agreement with Netherlands based Absolutely Independent for the exclusive right of presenting the TV show ‘Crisis’ in China. Crisis shows viewers how people in authority respond in times of crisis by placing them in a fake reality crisis situation that evolves during the course of the program. How do the contestants respond to a hostage situation threatening to go out of hand, or an announced suicide attack in a public place? Catastrophes like September 11, the crisis in the Middle East and various natural disasters have made it very clear that the people in power who need to respond to these situations are put under incredible pressure.

The Singing Office/Absolutely Independent
In July 2008 Idea Asia entered into an agreement with Netherlands based Absolutely Independent for the exclusive right of presenting the TV show ‘The Singing Office’ in China. Every office has hidden talents! Two hosts visit two companies. They surprise the employees, from the office assistant to the mail room and the director, on a search for singing talent. Ten talents per company are selected; two will be put in the spotlight. One company will compete against the other singing, dancing and performing in many ways. Colleagues become fans, hierarchy fades and team spirit grows while nerves get jumpy during the repetitions and rehearsals building to the final grand finale show! Will they hit the high note? Will they remember that dance step? Will the strong voice be strong or hoarse on show night?

Going Forward

In 2008 the Company plans to continue expanding upon our proven-successful agency partnership programs with established advertising agencies in China to grow the Media and Advertising segment of our business. Also we plan to develop a new stream of revenue from our TV entertainment business as the new distribution strategy began in February of this year gains traction. We also plan to continue to seek new opportunities in China TV entertainment. We expect these objectives will dominate our operations in 2008.

Media & Advertising going forward. In this segment we had very solid financial performance in the first half of 2008. Our strategy of selling through agents has been consistently working very well. Given this we plan to continue to seek new agents through whom we can continue this growth process. Additionally we plan to add more product offerings for the agent network to sell. We expect reasonable growth in this segment.

We will soon open an office in Shanghai where we will expand our sales effort for our media and advertising business. From this same office we will also expand our TV entertainment sales and distribution efforts. We see the new Shanghai operation as a start to what will become a very synergistic sales and distribution hub for all of the AAGH businesses.

We are furthering our plans to launch an online China-based consumer coupon service. We plan to build upon our past experience in the online coupon business (in the US) with a number of enhancements to address the unique and explosive consumer market in China. We plan to approach this market carefully. Initial efforts will be very limited and cost conscious. We will proceed as such until we are familiar with the response patterns related to online media in China. We believe an online business segment can compliment the AAGH family of media, advertising and entertainment businesses allowing for more channels of opportunity for our advertising clients in the PRC.

TV Entertainment going forward. We plan to proceed in a revenue conscious manner to further development our TV entertainment business. With an industry veteran now directing this segment, management believes the Company is on a good course to capitalize on the emerging TV entertainment business in China. The Company plans to continue to identify and acquire successful TV programs/formats from content providers and build a strong network of distribution partners and advertisers to drive revenue and profit.

We have now opened negotiations with a number of TV broadcasters in China. We have established ourselves as a provider of top quality international program formats. We are still very early into our new strategy, having only begun in February, yet we are already seeing very encouraging response that we believe will eventually generate the revenue and profits we expect from the PRC market where the demand for quality programming is far out running the supply. Our catalog of TV formats is growing rapidly because the major international format owners know the China market is very difficult to enter and even more difficult to maintain; they are wise enough to know that expansion into China requires a long term commitment and on-the-ground experience that only Idea Asia can offer.

Results of Operations for the Three and Six Months Ended June 30, 2008 and June 30, 2007

During the three and six month periods ended June 30, 2008 we experienced net income of $1,376,833 on revenue of $2,837,939 and $1,767,765 on revenue of $4,362,285 respectively. We expect to improve our income position over the next 12 months as we plan to continue growing our profitable advertising sales business in China and we expect continued improvement in our TV entertainment business. During the three and six months periods ended June 30, 2008, we generated nearly all of our revenue from our Media & Advertising division. Over the next twelve months, we plan to devote the majority of our resources to expanding and further developing our Media and Advertising segment and our TV Entertainment segment.

The following tables set forth our revenues by each operational division for the three and six month periods ended June 30, 2008 and 2007:

Revenue by Segment (from continuing operations)

	2008	2007	Variance	%
Jan - June 2008
Media & Advertising	$4,362,285	$3,018,128	$1,344,157	45%
TV Entertainment	$0	$0	$0	0
Asia Global Corporate	$0	$64	$-64	-100%

Apr-June 2008
Media & Advertising	$2,837,939	$2,189,697	$648,242	30%
TV Entertainment	$0	$0	$0	0
Asia Global Corporate	$0	$0	$0	0%

Revenue – Media & Advertising

During the three and six month periods ended June 30, 2008, our revenues from the Media & Advertising segment were $2,837,939 and $4,362,285 respectively, compared to the 2007 figures of $2,189,697 and $3,018,128. Hence we experienced an increase of revenue of 30% and 45% respectively from the comparable three and six month periods ended June 30, 2007. The increases are primarily attributable to expanding and improving our sales force through our partnerships with established advertising agencies in China.

Revenue – TV Entertainment

During the three and six months ended June 30, 2008, there was no revenue for the TV Entertainment segment. In February 2008 we completely revamped our TV entertainment segment strategy. Rather than relying on one TV show as a revenue generator as was our original strategy, we are now building a portfolio of licensed TV shows which we will produce based on market demand. During the first half of 2008 we built a portfolio of over ten TV shows and began negotiating distribution of the shows with various TV broadcasters. We expect to begin realizing revenue from this segment as we close distribution deals and shows begin to air. Revenue from this segment will be derived from distribution licensing fees, revenue-sharing based on advertising fees collected for ads that air within the shows, and show sponsorship fees.

Cost of Sales (from continuing operations)

	2008	2007	Variance		%
Jan- June 2008
Media & Advertising	$1,634,359	$1,023,910		$610,449	60%
TV Entertainment	$26,414		$	$ 26,414	n/a
Asia Global Corporate	$0	$0		$0	0%
Discontinued operation	$46,202	$398,728		$-352,526	-88%

Apr-June 2008
Media & Advertising	$1,086,923	$807,756		$279,167	35%
TV Entertainment	$26,414	$0		$26,414	n/a
Asia Global Corporate	$0	$0		$0	0%
Discontinued operation	$46,202	$232,874		$-186,672	-80%

For the three months ended June 30, 2008 cost of sales totaled $1,159,539 representing 40% of our total revenue of $2,837,939 as compared to $1,040,630 (including discontinued operations), 47% of total revenue of $2,189,697 for the three months ended June 30, 2007. The decrease in cost of sales as a percentage of sales for the three months ended June 30, 2008 is attributable entirely to the substantially lowered cost of sales related to our TV entertainment segment where in 2007 we spent $232,874 for the now discontinued operations of CMP, while during 2008 we spent only $26,414 in cost of sales for TV entertainment. This is a direct result of our new TV entertainment segment strategy.

For the six months ended June 30, 2008 cost of sales was $1,706,975 representing 39% of our total revenue of $4,362,285 as compared to $1,422,638 (including discontinued operations), 47% of total revenue of $3,018,128 for the six months ended June 30, 2007. Again, the decrease in cost of sales as a percentage of sales for the six months ended June 30, 2008 is attributable entirely to a substantial drop in costs in our TV Entertainment segment from $398,728 in cost of sales related to the now discontinued operations of CMP in 2007 compared to only $26,414 in 2008 cost of sales in our TV entertainment segment; again a direct result of our new TV entertainment segment strategy.

Cost of Sales – Media & Advertising

For the three month period ended June 30, 2008 cost of sales for our Media & Advertising segment was $1,086,923 representing 38% of our total segment revenue of $2,837,939 as compared to $807,756, or 37% of our total segment revenue of $2,189,697 for the three months ended June 30, 2007. The increased cost of sales as a percentage of revenue is attributable to increased printing costs related to the production of directories and trade publications for this segment.

For the six month period ended June 30, 2008 cost of sales for our Media & Advertising segment was $1,634,359 representing 37.5% of our total segment revenue of $4,362,285 as compared to $1,023,910 or 34% of our total segment revenue of $3,018,128 for the six months ended June 30, 2007. The increased cost of sales as a percentage of revenue is attributable to increased printing costs related to the production of directories and trade publications for this segment.

Cost of Sales – TV Entertainment

For the three month and six month periods ended June 30, 2008 cost of sales for the TV Entertainment segment was $26,414 attributable to TV show format costs paid by Idea Asia during the second quarter.

Cost of Sales – Discontinued Operations

For the three month and six month periods ended June 30, 2008 cost of sales attributable to the discontinued operations of CMP were $46,202 and $46,202, respectively.

Selling, General and Administrative Expenses (from continuing operations)

	2008	2007	Variance	%
Jan- June 2008
Media & Advertising	$867,046	$1,070,004	$-202,958	-19%
TV Entertainment	$53,236	$0	$53,236	n/a
Asia Global Corporate	$188,625	$3,065,139	$-2,876,514	-94%
Discontinued operation	$134,047	$335,153	$-201,106	-60%

Apr-June 2008
Media & Advertising	$593,365	$777,659	$-184,294	-24%
TV Entertainment	$53,236	$0	$53,236	n/a
Asia Global Corporate	$150,868	$148,228	$2,640	2%
Discontinued operation	$31,655	$84,208	$-52,553	-62%

For the three months ended June 30, 2008 selling, general and administrative expenses decreased $180,971 or 18% to $829,124 from $1,010,095 for the three months ended June 30, 2007. The decrease in expenses during the three months ended June 30, 2008 was attributable to lowered expenses in our Media and Advertising segment and lowered expenses related to the discontinued operations of CMP.

For the six months ended June 30, 2008 selling, general and administrative expenses decreased $3,227,342 or 72% to $1,242,954 from $4,470,296 for the six months ended June 30, 2007. The decrease in expenses during the six months ended June 30, 2008 was attributable to lowered expenses related to our Media and Advertising segment, the discontinued operations of CMP and a decrease in non-cash consulting expenses related to expansion into the TV market in China in our Asia Global Corporate segment.

Selling, General and Administrative Expenses – Media & Advertising

During the three months ended June 30, 2008, our selling, general and administrative expenses for our Media & Advertising segment were $593,365. Compared to the 2007 figure of $777,659 for the three months ended June 30, 2007 we experienced a 24% decrease of $184,294 attributable to decreased promotion expenses.

During the six months ended June 30, 2008, our selling, general and administrative expenses for our Media & Advertising segment were $867,046. Compared to the 2007 figure of $1,070,004, for the six months ended June 30, 2007 we experienced a 19% decrease of $202,958 attributable to decreased promotion expenses.

Selling, General and Administrative Expenses – TV Entertainment

During the three and six month periods ended June 30, 2008, our selling, general and administrative expenses for our TV Entertainment segment were $53,236, compared to $0 for the same period the previous year. Expenses and the increase in this segment are attributable to staffing costs spent during the second quarter.

Selling, General and Administrative Expenses – Asia Global Corporate

During the three months ended June 30, 2008 our selling, general and administrative expenses related to our Asia Global Corporate segment were $150,868 with $123,750 attributable to share based compensation. For the same period during 2007 our expenses for this segment totaled $148,228.

During the six months ended June 30, 2008, our selling, general and administrative expenses for our Asia Global Corporate segment were $188,625. For the same period during 2007 our expenses for this segment totaled $3,065,139. The higher expenses in 2007 were primarily attributable to non-cash stock-based professional fees related to business expansion into China.

Selling, General and Administrative Expenses – Discontinued Operations

During the three and six month periods ended June 30, 2008 our selling and general administrative expenses for discontinued operations were $31,655 and $134,047 respectively compared to $84,208 and $335,153 respectively for same periods in 2007. Lowered expenses for both periods are attributable to the winding down of production and marketing expenses related to CMP.

Depreciation, Amortization of Intangible Assets, and Impairment Loss of Property, Plant a

	2008	2007
Depreciation	$22,167	$21,199
Amortization of intangible assets	$52,986	$52,948
	$75,153	$74,147

During the six month periods ended June 30, 2008 and 2007 we experienced non-cash expenditures of $75,153 and $74,147 respectively from depreciation of fixed assets and amortization of intangible assets.

Other Income (Expense)

Total other income for both periods presented was immaterial and consisted of the following:

	2008	2007
Other income
Interest income	$4,290	$7,358
Miscellaneous other income	$12,821	$0
	$17,111	$7,358
Interest expense	$53,455	$28,626
Total other income	$-36,344	$-21,268

Net Income/Loss

Net Income/Loss by Segment

	2008	2007	Variance	%
Jan- June 2008
Media & Advertising	$2,217,231	$676,629	$1,540,602	228%
TV Entertainment	$(79,813)	$-	$(79,813)	n/a
Asia Global Corporate	$(189,404)	$(3,071,534)	$2,882,130	-94%
Discontinued operation	$(180,249)	$(440,869)	$260,620	-59%

	2008	2007	Variance	%
Apr-June 2008
Media & Advertising	$1,685,694	$453,538	$1,232,156	272%
TV Entertainment	$(79,813)	$0	$(79,813)	n/a
Asia Global Corporate	$(151,191)	$(151,359)	$168	0%
Discontinued operation	$(77,857)	$-190,790	$112,933	-59%

For the three months ended June 30, 2008 we experienced a net income of $1,376,833 compared to a net profit of $111,389 for the same period in 2007. The increase in profitability is primarily attributed to increased sales and profits from our Media and Advertising segment.

For the six months ended June 30, 2008 we experienced a net profit of $1,767,765 compared to net loss of $2,835,774 for the same period in 2007. The improvement in profitability is attributable to increased sales and net income from our Media and Advertising segment, recognition of $512,225 of income tax benefits due to over-provision in prior years and the reduction in non-cash charges related to business expansion into China which during the same period of the previous year totaled $2,757,325.

Net Income – Media & Advertising

During the three and six month periods ended June 30, 2008, our net income totals from the Media & Advertising segment were $1,685,694 and $2,217,231 respectively, compared to the 2007 figures of $453,538 and $676,629. Hence we experienced an increase in profits of 272% and 228% respectively from the comparable three and six month periods ended June 30, 2007. The increases in are primarily attributable to expanding and improving our sales force through our partnerships with established advertising agencies in China.

Net Loss – TV Entertainment

During the three and six month periods ended June 30, 2008 we experience a loss of $79,813 which occurred in the second quarter. Under new management and strategy our TV Entertainment division was completely revamped starting in February. The net loss is attributable to basic operating expenses and TV show format options acquired during the period. We expect to profit from this segment when the TV shows for which we’ve acquired PRC production and distribution rights begin airing and reach distribution levels sufficient to generate revenues above our operating overhead for the segment. Under our new strategy implemented in February 2008 our operating costs will remain low relative to distribution potential. This is in contrast to the strategy of our now discontinued CMP subsidiary wherein we incurred very high upfront costs related to production, licensing and promotion.

Net Loss – Asia Global Corporate

During the three months ended June 30, 2008 we experienced a net loss of $151,191 from our Asia Global Corporate operations, compared to a net loss of $151,359 for the same period in 2007. Losses in this segment are attributable to non-cash stock-based compensation for professional services rendered..

During the six months ended June 30, 2008 we experienced a net loss of $189,404 from our Asia Global Corporate operations attributable to basic operations of this segment, compared to a net loss of $3,071,534 for the same period in 2007 primarily attributable to non-cash stock-based compensation for professional services rendered.

Net Loss – Discontinued Operations

During the three months ended June 30, 2008 we experienced a net loss of $77,857 from discontinued operations primarily related to our discontinued CMP subsidiary, compared to a net loss of $190,790 for the same period in 2007 also attributable to discontinued CMP operations.

During the six months ended June 30, 2008 we experienced a net loss of $180,249 from discontinued operations primarily related to our discontinued CMP subsidiary, compared to a net loss of $440,869 for the same period in 2007 also attributable to discontinued CMP operations.

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

Liquidity and Capital Resources for the Six Months Ended June 30, 2008 and 2007

Cash flows from operating activities

For the six months ended June 30, 2008 we experienced a positive net cash flows provided by continuing operations in the amount of $529,633. We had a $1,948,014 net income from continuing operations plus non-cash stock-based compensation of $123,750 offset by adjustments and changes including prepayments of $517,547, accounts payable and accrued charges of $529,817 and an income tax credit of $567,724.

For the six months ended June 30, 2007 we experienced positive net cash flows provided by continuing operations in the amount of $1,535,475. We had a net loss of $2,394,904 from continuing operations offset by common stock issuance for services of $2,757,325, non-cash stock-based compensation to executives of $204,164 and an increase in accounts payables and accrued liabilities of $640,794.

Cash flows from investing activities

Net cash used for investing activities from continuing operation for the six months ended June 30, 2008 was $594,404 primarily representing enhancements of IT infrastructure and leasehold improvements of $610,154 offset by a $15,750 increase in restricted cash.

For the six month period ended June 30, 2007 net cash used in investing activities was insignificant in the amount of $5,854.

Cash flows from financing activities

Net cash used in financing activities from continuing operation for the six months ended June 30, 2008 was $358,039 mainly representing advances of $136,475 and a drawdown of $115,385 offset by repayments of loans and leases totaling $555,148 and an amount due from related parties of $54,751.

Net cash used in financing activities from continuing operation for the six month period ended June 30, 2007 was $245,472 mainly representing proceeds from an issuance of promissory notes in the amount of $370,000 plus drawn-down from banks of $134,704 offset by repayments of $749,895.

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

Management believes the Company has the ability to continue as a going concern because the Company has cash and cash equivalents of $225,933 and restricted cash of $542,354 totaling approximately $770,000. In addition the Company has $705,128 available for use under its current line of credit facility of which $695,634 is being utilized. Moreover the Company generates positive cash flow from operating activities. The aforementioned should satisfy cash requirements over the next 12 month.

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

Employees

As of June 30, 2008, we had approximately 51 full-time employees employed in Greater China. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments

Website Access to our SEC Reports

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

You may also obtain copies of our reports without charge by writing to:

Attn: Investor Relations
Asia Global Holdings Corp.
834 S. Broadway, 5th Floor
Los Angeles, California 90014

or
Asia Global Holdings Corp
Unit 601B, 6th Floor, Tower 1
833 Cheung Sha Wan Road, Kowloon, Hong Kong
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

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at $1,374,676 would decrease net income before provision for income taxes by approximately $6,805 for the six months ended June 30, 2008. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of June 30, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may experience significant fluctuations in our quarterly or annual operating results due to a variety of factors, many of which are outside of our control. Significant fluctuations in our operating results could be caused by any of the factors identified in this section, including but not limited to our ability to retain existing customers, attract new customers at a steady rate and maintain user satisfaction; the announcement or introduction of new or enhanced services, content and products by us or our competitors; significant news events that increase traffic to our websites; technical difficulties, system downtime or Internet failures; demand for advertising space from advertisers; seasonality of the advertising market; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; governmental regulation; seasonal trends in Internet use; a shortfall in our revenues relative to our forecasts and a decline in our operating results due to our inability to adjust our spending quickly; and general economic conditions and economic conditions specific to the Internet, electronic commerce and the Greater China market. As a result of these and other factors, you should not place undue reliance on our financial guidance, nor should you rely on quarter-to-quarter comparisons of our operating results as indicators of likely future performance. Our quarterly revenue and earnings per share guidance is our best estimate at the time we provide guidance. Our operating results may be below our expectations or the expectations of public market analysts and investors in one or more future quarters. If that occurs, the price of our ordinary shares could decline and you could lose part or all of your investment.

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

Our future television budgets may continue to increase due to factors including, but not limited to, (1) escalation in compensation rates of people required to work on our current projects, (2) number of personnel required to work on our current projects, (3) equipment needs, (4) the enhancement of existing, or the development of new, proprietary technology and (5) the expansion of our facilities to accommodate the growth of the television and media segment. Under the Format Option Agreements for TV shows, we will finance all or a portion of the budget for production and sale of the show. Due to production exigencies, which are often difficult to predict, it is not uncommon for television production spending to exceed television production budgets, and our current projects may not be completed within the budgeted amounts. In addition, when production of each film is completed, we may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another. These carrying costs increase overall production budgets and could have a material adverse effect on our results of operations and financial condition.

We have an obligation to finance production costs.

We financed the production of Who Wants to Be A Millionaire?, and we may partially finance or fully finance other related products to be developed and produced. If our television and related products do not generate proceeds sufficient to more than offset our share of the production costs, our business, operating results and financial condition will be materially adversely affected.

In order for our television and related products to be successful, we must develop appealing creative content.

The success of each television production developed and produced by us depends in large part upon our ability to develop and produce engaging content and formats that will appeal to a broad audience. Traditionally, this process has been extremely difficult. While we have enjoyed success with our television productions, there can be no assurance that similar levels of success will be achieved by our subsequent productions, including the current and future TV show formats included in our Idea Asia catalogue and our other future projects.

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

The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the twelve months ended December 31, 2007, the closing sale prices of our ordinary shares on the Over-the-Counter Bulletin Board ranged from $0.335 to $0.04 per share and the closing sale price on August 11, 2008 was $0.052 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our ordinary shares, regardless of our operating performance.

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

ASIA GLOBAL HOLDINGS CORP.

/s/ Michael Mak
Dated: August 13, 2008	Michael Mak, Chief Executive Officer (Principal executive officer)

/s/ Michael Mak
Dated: August 13, 2008	Michael Mak, Chief Financial Officer (Principal financial officer)