Form 10-Q
period 2008-09-30
ASIA GLOBAL HOLDINGS CORP.
filed 2008-11-19
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended September 30, 2008

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-64804

ASIA GLOBAL HOLDINGS CORP.
(Exact Name of small business issuer as specified in Its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	75-3026459 (I.R.S. Employer Identification No.)

Unit 601B, 6th Floor, Tower 1 833 Cheung Sha Wan Road Kowloon, Hong Kong (Address of principal executive offices)	(Zip code)

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
Yes√      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company √

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act).
Yes ☐  No √

The number of shares outstanding of each of the Registrant’s classes of common stock, as of November 17, 2008 was 133,262,000 shares, all of one class of $0.001 par value Common Stock.

ASIA GLOBAL HOLDINGS CORP.
FORM 10-Q
Quarter Ended September 30, 2008

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

PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASIA GLOBAL HOLDINGS CORP.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income (Loss) for the three and nine months ended September 30, 2008 and 2007	F-3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2008	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-19

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$146,497	$846,907
Restricted cash	543,409	558,104
Accounts receivable, trade	4,852,879	2,953,719
Amounts due from a related party	39,675	530,706
Income tax credit	254,180	-
Prepayments and other current assets	182,266	87,115
Total current assets	6,018,906	4,976,551

Property, plant and equipment, net	154,226	161,034
Intangible assets, net	681,879	210,674

TOTAL ASSETS	$6,855,011	$5,348,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft, secured	$213,411	$163,056
Secured bank loan - current portion	181,698	784,600
Obligation under capital lease - current portion	130,220	146,416
Letters of credit	577,244	484,006
Accounts payable and accrued liabilities	747,830	838,239
Income tax payable	10,283	435,768
Amount due to a related party	-	106,208
Total current liabilities	1,860,686	2,958,293

Long-term liabilities:
Secured bank loan	-	6,410
Obligation under capital lease	-	92,262
Deferred tax liabilities	132,091	132,091
Total long-term liabilities	132,091	230,763

Total liabilities	1,992,777	3,189,056

Commitment and contingencies

Stockholders’ equity:
Series A, convertible preferred stock, $0.001 par value; 500,000 shares authorized; 400,000 shares and 400,000 shares issued and outstanding shares as of September 30, 2008 and December 31, 2007	400	400
Common stock, $0.001 par value; 300,000,000 shares authorized; 133,362,000 and 129,862,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007	133,362	129,862
To be issued: 0 shares and 2,000,000 shares as of September 30, 2008 and December 31, 2007	-	414,000
Additional paid-in capital	17,941,022	17,406,772
Accumulated other comprehensive (loss) income	(8,084)	6,258
Accumulated deficit	(13,204,466)	(15,798,089)
Total stockholders’ equity	4,862,234	2,159,203

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,855,011	$5,348,259

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenues, net	$4,872,180	$3,843,631	$9,234,465	$6,861,823

Cost of revenue	2,313,634	1,107,095	3,974,407	2,131,005

Gross profit	2,558,546	2,736,536	5,260,058	4,730,818

OPERATING EXPENSES:
Sales and marketing	1,536,202	379,838	2,063,825	737,660
Consulting and professional fee	23,249	2,279,962	138,028	5,243,543
Depreciation and amortization	67,712	47,141	142,865	121,288
Stock based compensation to executive	-	56,713	123,750	260,877
General and administrative	200,055	251,834	542,810	1,130,692
Total operating expenses	1,827,218	3,015,488	3,011,278	7,494,060

INCOME (LOSS) FROM OPERATIONS	731,328	(278,952)	2,248,780	(2,763,242)

Other income (expense):
Other income	1,055	5,249	18,166	12,607
Interest expense	(18,466)	(22,875)	(71,921)	(51,501)
	(17,411)	(17,626)	(53,755)	(38,894)
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	713,917	(296,578)	2,195,025	(2,802,136)

Income tax benefit (expenses)	111,941	(314,257)	578,847	(472,885)

INCOME (LOSS) FROM CONTINUING OPERATIONS	825,858	(610,835)	2,773,872	(3,275,021)

Loss from discontinued operations	-	(347,408)	(180,249)	(703,346)
Minority interest	-	(9,206)	-	281,338

NET INCOME (LOSS)	$825,858	$(967,449)	$2,593,623	$(3,697,029)

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(1,162)	(196)	(14,342)	2,212

COMPREHENSIVE INCOME (LOSS)	$824,696	$(967,645)	$2,579,281	$(3,694,817)

Basic weighted average number of shares	133,362,000	93,584,222	131,521,259	82,909,222
Diluted weighted average number of shares	213,362,000	93,584,222	211,521,259	82,909,222

Per share information:
From continuing operation– Basic	$0.01	$(0.01)	$0.02	$(0.04)
From continuing operation– Diluted	$0.00	$(0.01)	$0.01	$(0.04)

From discontinued operation– Basic	$0.00	$(0.00)	$(0.00)	$(0.00)
From discontinued operation– Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per share – Basic	$0.01	$(0.01)	$0.02	$(0.04)
Net income (loss) per share – Diluted	$0.00	$(0.01)	$0.01	$(0.04)

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)
	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Income (loss) from continuing operations	$2,773,872	$(3,275,021)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Stock-based compensation to executives, non-cash	123,750	260,877
Common stock issued for services, non-cash	-	4,982,325
Depreciation and amortization	142,865	121,288
Change in operating assets and liabilities:
Accounts receivable, trade	(1,899,160)	(1,173,596)
Inventories	-	(910)
Prepayments and other current assets	(135,604)	(79)
Accounts payables and accrued liabilities	(42,631)	917,278
Income tax credit	(254,180)	-
Income tax payable	(425,485)	451,591
Amount due to a related party	(106,208)	74,291
Net cash (used in) provided by operating activities	177,219	2,358,044
Net cash used in discontinued operations	(182,417)	(1,560,622)

Cash flows from investing activities:
Increase in restricted cash	14,695	(266,497)
Expenditure on intangible assets	(585,077)	-
Purchase of property, plant and equipment	(26,433)	(887,251)
Net cash used in investing activities	(596,815)	(1,153,748)
Net cash used in discontinued operations	-	(107,940)

Cash flows from financing activities:
Repayment of (advance from) amount due from related parties	492,655	(118,142)
Net increase (decrease) in bank overdraft	50,355	91,967
Advances (repayment) under letters of credit	93,238	443,654
Drawdown of bank loan	115,385	134,704
Repayment of bank loan	(724,697)	(437,930)
Issue of promissory note	-	370,000
Repayment of capital lease	(108,458)	-
Net cash provided by (used in) financing activities	(81,522)	484,253
Net cash used in discontinued operations	(1,624)	17,237

Effect of exchange rate change on cash and cash equivalents	(15,251)	2,212

NET CHANGE IN CASH AND CASH EQUIVALENTS	(700,410)	39,436

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	846,907	22,514

CASH AND CASH EQUIVALENTS, END OF PERIOD	$146,497	$61,950

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$100,818	$21,294
Cash paid for interest expenses	$71,921	$51,540

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Amounts due from minority shareholders in relation to unsettled investment cost of a subsidiary	$-	$820,000

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Series A, Convertible Preferred Stock		Common stock		Common stock to be issued		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount

Balance as of January 1, 2008	400,000	$400	129,862,000	$129,862	2,000,000	$414,000	$17,406,772	$6,258	$(15,798,089)	$2,159,203

Bonus shares issued to an executive, non-cash	-	-	2,000,000	2,000	(2,000,000)	(414,000)	412,000	-	-	-

Stock based compensation to executives, non-cash	-	-	1,500,000	1,500	-	-	122,250	-	-	123,750

Net income for the period	-	-	-	-	-	-	-	-	2,593,623	2,593,623

Foreign currency translation adjustment	-	-	-	-	-	-	-	(14,342)	-	(14,342)

Balance as of September 30, 2008	400,000	$400	133,362,000	$133,362	-	$-	$17,941,022	$(8,084)	$(13,204,466)	$4,862,234

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

In the opinion of management, the consolidated balance sheet as of December 31, 2007 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008 or for any future period.

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

NOTE - 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of AAGH, its wholly-owned and majority-owned subsidiaries including variable interest entities ("VIEs") for which the Company is the primary beneficiary. All significant inter-company balances and transactions within the Company have been eliminated.

The Company has adopted the Financial Accounting Standards Board ("FASB") Interpretation No. 46R, “Consolidation of Variable Interest Entities”, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46R"). FIN 46R requires a Variable Interest Entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the company is the primary beneficiary of these entities. The results of variable interest entities established during the year are included in the consolidated income statements from the effective date.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Accounts receivable

Accounts receivable, principally trade, are generally due 90 days and are stated at the invoiced amount. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by a review of their current credit information. The Company continuously monitors aging reports, collections and payments from customers, and a provision for estimated credit losses is maintained based upon the Company’s historical experience and any specific customer collection issues that have been identified. The Company writes off accounts receivable when they become uncollectible. As of September 30, 2008, the Company has determined that no allowance for doubtful accounts is required.

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

Depreciation expense for the three months ended September 30, 2008 and 2007 were $11,984 and $20,688 respectively. Depreciation expense for the nine months ended September 30, 2008 and 2007 were $34,151 and $41,867, respectively.

●	Intangible assets

Intangible assets consist of costs paid to acquire personal customer information for use in its advertising and database rental activities. For the period ended September 30, 2008, the Company has acquired the new customer database for operating use. As of September 30, 2008, the gross carrying value was $1,736,755, accumulated amortization was $1,054,876 and the net carrying value was $681,879. The Company amortizes the cost of these assets over a period of three to five years.

Amortization expense totaled $55,728 and $26,473 for the three months ended September 30, 2008 and 2007. Amortization expense totaled $108,714 and $79,421 for the nine months ended September 30, 2008 and 2007.

●	Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including property, plant and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of September 30, 2008.

●	Revenue recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a) Database rental

Revenues from database rentals are recorded at the time the services are provided. The Company entered into sale-through agreements with 9 (2007: 6) distributors located in Hong Kong and China which in turn will be responsible to recruit new members and take orders from the existing members of TradeDragon.com. The members can enjoy the following services from the Company (a) advertising placement on the business directories and trade publications that are produced by Sino Trade, (b) internet direct marketing services by the means of traditional mail and emails distribution, (c) membership to TradeDragon.com webpage in which the members exhibit their products and services and search for their buyers or suppliers through search engine marketing tool and international trade portal.

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

The Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

In connection with the adoption of FIN 48, the Company analyzed the filing positions in all of the federal, state and foreign jurisdictions where the Company and its subsidiaries are required to file income tax returns, as well as all open tax years in these jurisdictions. The Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the period ended September 30, 2008. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

The reporting currency of the Company is United States dollar ("US$"). The functional currency of the Company's subsidiary operating in Hong Kong is Hong Kong Dollars ("HK$") and its financial records are maintained and its statutory financial statements are prepared in HK$. The functional currency of the Company's subsidiary established in the PRC is Renminbi Yuan ("RMB") and its financial records are maintained and its financial statements are prepared in RMB.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

●	Stock-based compensation

The Company adopts SFAS No. 123 (revised 2004), “Share-Based Payment“, using the fair value method on January 1, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values.

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

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements.

In the first quarter of 2008, the Company discontinued its operation in TV entertainment business. Hence, the Company operates one reportable segment in media and advertising business for the three and nine months ended September 30, 2008.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, restricted cash, accounts receivable, prepayments and other current assets, bank overdraft, secured bank loan, obligation under capital lease, letters of credit, accounts payable and accrued liabilities, income tax payable and amounts due from related parties.

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

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Also in June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations and does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

NOTE - 4 DISCONTINUED OPERATIONS

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

Loss from discontinued operations was reported as $180,249 and $703,346 for the nine months ended September 30, 2008 and 2007, respectively. Prior period financial statements for the period ended September 30, 2007 have been restated to present the operation in “Who Wants To Be a Millionaire?” TV show as a discontinued operation.

In conjunction with the discontinuance of operations, the Company recognized a loss $180,249 for the nine months ended September 30, 2008 to write down the carrying amounts of the related assets. The assets and liabilities of the discontinued operations as of September 30, 2008 consisted of the following:

	September 30, 2008	December 31, 2007
		(Audited)
Assets of discontinued operation:
Cash and cash equivalents	$287	$4,378
Accounts receivable	78,137	78,137
Prepayments and other current assets	6,401	46,863
Amount due from a related party	39,677	38,053
Intangible assets, net	5,157	5,157

Total assets	$129,659	$172,588

Liabilities of discontinued operation:
Accounts payable and accrued liabilities	123,896	171,675
Amount due to a related party	885,153	705,203

Total liabilities	$1,009,049	$876,878

NOTE - 5 VARIABLE INTEREST ENTITY

Effective June 2008, the Company established a branch office (the “Branch”) in Labuan, Malaysia for the purpose of managing and liaison of the sales arrangements with new customers in Asia Pacific to meet with the business expansion plan. A branch office is registered as an offshore company under the Labuan Offshore Financial Services Authority in Malaysia and is owned by Mr. Michael Mak, Chief Executive Officer on behalf of the Company. Pursuant to FIN 46R, the Branch is considered as a variable interest entity, of which the Company is the primary beneficiary. Accordingly, the result of the Branch is included in the accompanying financial statements.

NOTE - 6 AMOUNTS DUE FROM A RELATED PARTY

As of September 30, 2008, amounts due from a related party represented temporary advances to an employee, a director of subsidiary of $39,675, which was unsecured, interest free and repayable on demand.

NOTE - 7 PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	September 30, 2008	December 31, 2007
		(Audited)

Utility deposits	$26,856	$47,333
Prepaid expenses	123,200	21,197
Deposit for investment	16,983	16,983
Other prepayments and receivables	15,227	1,602

	$182,266	$87,115

The prepaid expenses relate to advertising and promotional costs, which are expected to be expensed in the next twelve months.

NOTE - 8 INDEBTEDNESS

(a) Bank loans

The Company’s subsidiary operating in Hong Kong is committed under certain secured bank term loans bearing interest at the rates ranging from 4.5% per annum to 11.24% per annum, payable in monthly installments, due fully and no later than February 2009. As of September 30, 2008, total amounts outstanding under bank loans were $181,698.

(b) Letters of credit

The Company’s subsidiary operating in Hong Kong is committed under certain letters of credit and other trust receipt loans issued by DBS Bank (Hong Kong) Ltd and the Hongkong and Shanghai Banking Corporation Limited, independent financial institutions in Hong Kong, totaling $577,244 expiring through December 10, 2008.

NOTE - 9 OBLIGATION UNDER CAPITAL LEASE

The Company purchased part of its studio equipment and financed these equipment with a capital lease arrangement with Dah Sing Bank Limited, an independent financial institution in Hong Kong, with an interest rate of 9.83% per annum, due July 30, 2009 and repayable $13,615 principal and interest monthly.

The obligation under the capital lease is as follows:

	September 30, 2008	December 31, 2007
		(Audited)

Capital lease	$130,220	$238,678
Less: current portion	(130,220)	(146,416)

	$-	$92,262

Future payments as of September 30, 2008 on the equipment lease are as follows:

Years ending September 30:
2009	$136,154
Less: interest expense	(5,934)

Present value of net minimum obligation	$130,220

The Company’s studio equipment is held under capital lease and the related depreciation is included in depreciation expense.

NOTE - 10 INCOME TAXES

For the period ended September 30, 2008 and 2007, the local (“the United States”) and foreign components of income from continuing operations before income taxes and minority interest were comprised of the following:

	Nine months ended September 30,
	2008	2007

Local	$(223,584)	$(5,405,263)
Foreign	2,418,609	2,603,127

Income (loss) before income taxes and minority interest	$2,195,025	$(2,802,136)

The provision for (benefit from) income taxes from continuing operations consisted of the following:

	Nine months ended September 30,
	2008	2007
Current:
Local	$-	$-
Foreign	(578,847)	472,885

Deferred:
Local	-	-
Foreign	-	-

(Benefit from) provision for income taxes	$(578,847)	$472,885

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

As of September 30, 2008, the United States operation had $18,006,642 cumulative net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carryforwards begin to expire in 2029. The Company has provided for a full valuation allowance of $6,122,258 for future tax benefits from net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

As of September 30, 2008 and December 31, 2007, the Hong Kong profits tax rate was 16.5% and 17.5%, respectively. For the nine months ended September 30, 2008, no provision for Hong Kong profits tax has been made as the Company’s subsidiaries operating in Hong Kong incurred an operating loss of $822,323. For the nine months ended September 30, 2007, the Company provided $472,885 for the Hong Kong profits tax based on its operating income.

During the period ended September 30, 2008, the Company filed the 2007 tax return and was cleared in July 2008. Accordingly, the Company recognized $512,225 of income tax benefits from the over-provision in prior years.

Malaysia

AAGH’s consolidated affiliate is registered under the Labuan Offshore Financial Services Authority, Malaysia and subject to Malaysian Income Tax Law at a preferential rate of 3% of net income or a fixed sum of $5,876 (equivalent to Ringgit Malaysian 20,000). For the period ended September 30, 2008, the affiliate generated $3,039,054 from continuing operation before income taxes and provided for $4,407 of income tax expense.

The PRC

AAGH’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the PRC (the “New CIT Law”) at a statutory rate of 25% on the subsidiary's assessable profits, based on existing PRC tax legislation, interpretations and practices in respect thereof. The subsidiary was exempted from the Corporate Income Law because it generated an operating loss for the nine months ended September 30, 2008.

Deferred tax assets and liabilities reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax assets and liabilities as of September 30, 2008 were as follows:

Deferred tax assets:
Net operating loss carryforwards from:
U.S.	$6,122,258
Hong Kong	105,230
The PRC	265,657
6,493,145
Deferred tax liabilities:
Depreciation	(132,091)

Less: valuation allowance	(6,493,145)

Net deferred tax liabilities	$(132,091)

As of September 30, 2008, the aggregate cumulative tax losses of $20,327,556 are available to be carried forward indefinitely to offset future taxable income, if unutilized. The deferred tax assets consists mainly of tax losses from differing tax regimes and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future.

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

NOTE - 11 NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of the common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of the common stock outstanding and dilutive potential common stock outstanding during the period.

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Basis and diluted income (loss) per share calculation

Numerator:
Net income (loss) in computing basic and diluted net income per share	$825,858	$(967,449)	$2,593,623	$(3,697,029)

Denominator:
Weighted average ordinary shares outstanding – Basic	133,362,000	93,584,222	131,521,259	82,909,222
Dilutive effect of convertible preferred stock	80,000,000	-	80,000,000	-
Weighted average ordinary shares outstanding – Diluted	213,362,000	93,584,222	211,521,259	82,909,222

Basic income (loss) per share	$0.01	$(0.01)	$0.02	$(0.04)

Diluted income (loss) per share	$0.00	$(0.01)	$0.01	$(0.04)

NOTE - 12 CAPITAL TRANSACTION

On May 22, 2008, the Company issued 2,000,000 shares of its common stock to Mr. Michael Mak, Chief Executive Director to compensate as signing bonus under the employment agreement dated August 18, 2006. The fair value of the common stock signing bonus totaled $414,000 and was recognized ratably over the one-year service period through August 17, 2007, under the employment agreement. The fair value was based on the quoted market value at $0.207 per share of the Company’s common stock as of the date of the employment agreement. For the period ended September 30, 2007, the Company recognized $260,877 of stock based compensation expense to the statement of operation.

At the same day of May 22, 2008, the Company approved and issued 1,000,000 shares and 500,000 shares of its common stock to Mr. John Leper, a director of the Company and Mr. Ng Hing, a director of the subsidiary as remuneration compensation for their services. The fair value of these stock issuances was determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $0.0825 per share. The Company recognized $123,750 to the statements of operations for the nine months ended September 30, 2008.

As of September 30, 2008, the number of authorized and outstanding shares of the Company’s common stock was 300,000,000 shares and 133,362,000 shares, respectively.

NOTE - 13 CONCENTRATIONS OF RISK

The Company is exposed to the followings concentrations of risk:

(a) Major customers

As of September 30, 2008, the Company had six customers that each accounted for more than 10% of trade receivables and the Company had seven customers each accounted for more than 10% of revenues for the period ended September 30, 2008. If the Company was unable to obtain other customers, the Company's business, operating results and financial condition would be materially adversely affected.

(b) Major vendors

As of September 30, 2008, the Company had two vendors that each accounted for more than 10% of trade payables. If these vendors were unavailable to provide services in a timely manner and the Company was unable to find alternative vendors, the Company's business, operating results and financial condition could be materially adversely affected.

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

The Company’s interest-rate risk arises from short-term and long-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of September 30, 2008, all of borrowings were at fixed rates.

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

(b) Operating leases

The subsidiaries operating in Hong Kong was committed under various non-cancelable operating leases with a term of 2 years with fixed monthly rentals, due June 15, 2010. Total rent expenses for the nine months ended September 30, 2008 and 2007 was $68,217 and $52,452.

Future minimum rental payments due under a non-cancelable operating lease are as follows:

Year ending September 30:
2009	$87,410
2010	52,961

Total	$140,371

NOTE - 15 COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns the three and nine months ended September 30, 2008 and 2007, which should be read in conjunction with the audited consolidated financial statements and notes thereto presented in the Form 10-K.

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

Overview and Future Plan of Operations

In the first nine months of 2008 our year-on-year revenues grew 35% to $9,234,465 with net income of $2,593,623. During the period we saw continued success in our Media and Advertising business as a result of our proven-successful partnership programs with established advertising agencies in China through which we sell our media products. During the first half of the year we completely revamped our TV Entertainment business strategy and greatly expanded our TV show catalogue to include over 200 program formats for which we have the exclusive distribution rights in China. Having expanded our programming catalog by mid year we were able to open up a number of new negotiations with multinational brand advertisers and PRC TV broadcasters. We expect to begin seeing our first round of new sponsorship deals resulting from our new strategy and expanded programming catalog. All business related to TV Entertainment is now conducted through our Idea Asia subsidiary. We discontinued all operations of our China Media Power (CMP) subsidiary in the previous quarter.

During this quarter we opened a new office in Shanghai to meet sales and distribution demand for our TV entertainment distribution businesses in China and to serve as a new sales hub for our Media and Advertising business. Idea Asia and Sino Trade will staff the new offices.

Also during this quarter we made the decision to postpone the development and launch of our planned online consumer coupon portal for consumers in China in order to keep our resources and efforts focused on our operating businesses. Particularly with our TV Entertainment business being so close to showing results we plan to keep our resources focused.

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

On October 29, 2008, the Company accepted the resignation of Michael Mak as the Company's Chief Executive Officer, Chief Financial Officer and as a Director, prior to the acceptance of Mr. Mak's resignation, the Board of Directors appointed John Leper, Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer. The Board also appointed Hin Lee Kwong as Secretary and as a Director.

Michael Mak will continue as a Director of Sino Trade-Intelligent Development Corp Ltd. (“Sino Trade”), a wholly-owned subsidiary of AAGH. Hin Lee Kwong will also continue to serve as a Director of Sino Trade and retain his responsibility for its overall strategy and administration.

AAGH and Mr. Mak mutually agreed to cancel 150,000 shares of the Company’s preferred stock currently held by Mr. Mak even though he will continue as a Director of Sino Trade.

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

Beat The Host!/SevenOne International

In September 2008 Idea Asia entered into an agreement with Germany based SevenOne International for the exclusive right of presenting the TV show ‘Beat The Host’ in China. The innovative show employs a stimulating competitive element - the audience vs. the host. During the show, a selected contestant will duel the host (who is often a well-known star) in various areas including skills, sports, knowledge, daring and in some cases sheer luck. If the host wins, the prize money goes into the jackpot. If the contestant wins, he/she will take the cash home.

Complete Catalog/ Sparks Network
In October 2008 Idea Asia entered into an agreement with Sparks Network, a global distribution, development and network company which holds one of the world's strongest catalogues of TV formats. The Sparks Network members represent some of the most skilled developers and producers in the world of television. Sparks Network offers the broadcasters of the world a strong catalogue of proven formats from producers with operations in some 50 countries. Through the Sparks Network member in each territory, the world's broadcasters get a respected production partner with a working relationship with the creator of the format. Idea Asia is the exclusive Sparks Network member for China and Hong Kong.

Going Forward

Going forward the Company plans to continue our proven-successful agency partnership programs with established advertising agencies in China to grow the Media and Advertising segment of our business. Also we plan to develop a new stream of revenue from our TV entertainment business as the new distribution strategy began in February of this year gains traction. We also plan to continue to seek new opportunities in China TV entertainment. We expect to continue this course of business through the remainder of 2008 and into 2009.

Media & Advertising going forward. In this segment we had very solid financial performance in the first nine months of 2008. Our strategy of selling through agents has been consistently working very well. Given this we plan to continue to seek new agents through whom we can continue this growth process. Additionally we plan to add more product offerings for the agent network to sell. We expect reasonable growth in this segment.

We now have an office in Shanghai where we will expand our sales effort for our media and advertising business. From this same office we will also expand our TV entertainment sales and distribution efforts. We see the new Shanghai operation as a start to what will become a very synergistic sales and distribution hub for all of the AAGH businesses.

This quarter we decided to postpone our plans to launch an online China-based consumer coupon service. This allows us to keep our resources focused on our existing businesses. We will revisit this decision in the future, most likely after our TV entertainment business is generating revenue. When we decide to move forward on this business we plan to build upon our past experience in the online coupon business (in the US) with a number of enhancements to address the unique and explosive consumer market in China. We believe an online business segment can compliment the AAGH family of media, advertising and entertainment businesses allowing for more channels of opportunity for our advertising clients in the PRC.

TV Entertainment going forward. We plan to proceed in a revenue conscious manner to further development our TV entertainment business. With an industry veteran now directing this segment, management believes the Company is on a good course to capitalize on the emerging TV entertainment business in China. While the Company plans to continue to identify and acquire successful TV programs/formats from content providers, we have now built a large enough catalog to met the needs of just about any advertiser or broadcaster in the China market. Beginning this quarter we moved our focus from catalog building to advertising sponsorship sales and distribution.

Having established ourselves as a provider of top quality international program formats, we have now opened negotiations with a number of multinational brand advertisers and TV broadcasters in China. We are still very early into our new strategy, having only begun in February, yet we are already seeing very encouraging response that we believe will eventually generate the revenue and profits we expect from the PRC market where the demand for quality programming is far out running the supply. Our catalog of TV formats is growing rapidly because the major international format owners know the China market is very difficult to enter and even more difficult to maintain; they are wise enough to know that expansion into China requires a long term commitment and on-the-ground experience that only Idea Asia can offer.

Results of Operations for the Three and Nine Months Ended September 30, 2008 and September 30, 2007

During the three and nine month periods ended September 30, 2008 we experienced net income of $825,858 on revenue of $4,872,180 and $2,593,623 on revenue of $9,234,465 respectively. We expect to continue to improve our income position over the next 12 months as we plan to continue growing our profitable advertising sales business in China and we expect continued improvement in our TV entertainment business. During the three and nine months periods ended September 30, 2008, we generated all of our revenue from our Media & Advertising division. Over the next twelve months, we plan to devote the majority of our resources to expanding and further developing our Media and Advertising segment and our TV Entertainment segment.

 The following tables set forth our revenues by each operational division for the three and nine month periods ended September 30, 2008 and 2007:

	2008	2007	Variance	%
Jan - Sep 2008
Media & Advertising	$9,234,465	$6,861,759	$2,372,706	35%
TV Entertainment	$0	$0	$0	0
Asia Global Corporate	$0	$64	$-64	-100%
July-Sep 2008
Media & Advertising	$4,872,180	$3,843,631	$1,028,549	27%
TV Entertainment	$0	$0	$0	0
Asia Global Corporate	$0	$0	$0	0%

Revenue – Media & Advertising

During the three and nine month periods ended September 30, 2008, our revenues from the Media & Advertising segment were $4,872,180 and $9,234,465 respectively, compared to the 2007 figures of $3,843,631 and $6,861,759. Hence we experienced an increase of revenue of 27% and 35% respectively from the comparable three and nine month periods ended September 30, 2007. The increases are primarily attributable to improved sales through our partnerships with established advertising agencies in China. Management believes increased advertising and promotion in this segment along with sales force improvement through experience contributed to the sales increase.

Revenue – TV Entertainment

During the three and nine months ended September 30, 2008, there was no revenue for the TV Entertainment segment. In February 2008 we completely revamped our TV entertainment segment strategy. Rather than relying on one TV show as a revenue generator as was our original strategy, we have now built a large portfolio of licensed TV shows which we will produced based on market demand. Since February of this year we have built a portfolio of over two hundred TV shows. During this quarter we opened up a number of sponsorship negotiations with multinational brand advertisers and broadcasters. We expect to begin realizing revenue from this segment as we close advertising and distribution deals and shows begin to air. Revenue from this segment will be derived from distribution licensing fees, revenue-sharing based on advertising fees collected for ads that air within the shows, and show sponsorship fees.

Cost of Sales (from continuing operations)

	2008	2007	Variance	%
Jan - Sep 2008
Media & Advertising	$3,947,993	$2,131,005	$1,816,988	85%
TV Entertainment	$26,414	$0	$26,414	0%
Asia Global Corporate	$0	$0	$0	0%
Discontinued operation	$46,202	$297,715	$-251,513	-84%
July-Sep 2008
Media & Advertising	$2,313,634	$1,107,095	$1,206,539	109%
TV Entertainment	$0	$0	$0	0%
Asia Global Corporate	$0	$0	$0	0%
Discontinued operation	$0	$297,714	$-297,714	-100%

For the three months ended September 30, 2008 cost of sales totaled $2,313,634 representing 47% of our total revenue of $4,872,180 as compared to $1,107,095, 29% of total revenue of $3,843,631 for the three months ended September 30, 2007. The increase in cost of sales as a percentage of sales for the three months ended September 30, 2008 is attributable to increases in printing costs and costs of direct marketing in our Media and Advertising segment.

For the nine months ended September 30, 2008 cost of sales was $4,020,609 (including discontinued operations), representing almost 43.5% of our total revenue of $9,234,465 as compared to $2,428,720 (including discontinued operations), 35% of total revenue of $6,861,759 for the nine months ended September 30, 2007. Again, the increase in cost of sales as a percentage of sales for the nine months ended September 30, 2008 is attributable to increases in printing costs and costs of direct marketing in our Media and Advertising segment, and a licensing fee incurred by our TV Entertainment segment.

Cost of Sales – Media & Advertising

For the three month period ended September 30, 2008 cost of sales for our Media & Advertising segment was $2,313,634 representing 47.5% of our total segment revenue of $4,872,180 as compared to $1,107,095, or 29% of our total segment revenue of $3,843,631 for the three months ended September 30, 2007. The increased cost of sales as a percentage of revenue is attributable to increased printing costs related to the production of directories and trade publications for this segment and increased costs related to direct marketing.

For the nine month period ended September 30, 2008 cost of sales for our Media & Advertising segment was $3,947,993 representing 43% of our total segment revenue of $9,234,465 as compared to $2,131,005 or 31% of our total segment revenue of $6,861,759 for the nine months ended September 30, 2007. The increased cost of sales as a percentage of revenue is attributable to increased printing costs related to the production of directories and trade publications for this segment and increased costs related to direct marketing.

Cost of Sales – TV Entertainment

For the three month and nine month periods ended September 30, 2008 cost of sales for the TV Entertainment segment was $0. Since the revamping of our TV entertainment business strategy in February of this year we have changed our production and licensing policies to limit advance payments for licensing and production. While we will still incur advance licensing fees and production costs from time to time we now limit this type exposure greatly.

Cost of Sales – Discontinued Operations

For the three month and nine month periods ended September 30, 2008 cost of sales attributable to the discontinued operations of CMP were $0 and $46,202 respectively and $297,715 for the three and nine month periods in 2007. All abovementioned costs represent final TV production costs associated with CMP.

Selling, General and Administrative Expenses (from continuing operations)

	2008	2007	Variance	%
Jan - Sep 2008
Media & Advertising	$2,533,602	$1,976,111	$557,491	28%
TV Entertainment	$112,240	$0	$112,240	0%
Asia Global Corporate	$222,571	$5,396,661	$-5,174,090	-96%
Discontinued operation	$134,047	$403,115	$-269,068	-67%
July-Sep 2008
Media & Advertising	$1,666,556	$636,825	$1,029,731	162%
TV Entertainment	$59,004	$0	$59,004	0%
Asia Global Corporate	$33,946	$2,331,522	$-2,297,576	-99%
Discontinued operation	$0	$47,961	$-47,961	-100%

For the three months ended September 30, 2008 selling, general and administrative expenses decreased $1,256,802 or 42% to $1,759,506 from $3,016,308 for the three months ended September 30, 2007. The decrease in expenses during the three months ended September 30, 2008 was primarily attributable to decrease in non-cash consulting expenses related to expansion into the TV market in China in our Asia Global Corporate segment with some offset from increased employment costs in our TV Entertainment segment.

For the nine months ended September 30, 2008 selling, general and administrative expenses decreased $4,773,427 or 61% to $3,002,460 from $7,775,887 for the nine months ended September 30, 2007. The overall decrease in expenses during the nine months ended September 30, 2008 is primarily attributable to lowered costs resulting from discontinuing operations of CMP and a decrease in non-cash consulting expenses related to expansion into the TV market in China in our Asia Global Corporate segment.

Selling, General and Administrative Expenses – Media & Advertising

During the three months ended September 30, 2008, our selling, general and administrative expenses for our Media & Advertising segment totaled $1,666,556. Compared to the 2007 figure of $636,825 for the three months ended September 30, 2007 we experienced a 162% increase of $1,029,731 attributable to increased advertising and promotion expenses some of the promotion expenses are attributable to one-off events and therefore do not represent ongoing expenses.

During the nine months ended September 30, 2008, our selling, general and administrative expenses for our Media & Advertising segment totaled $2,533,602. Compared to the 2007 figure of $1,976,111 for the nine months ended September 30, 2007 we experienced a 28% increase of $557,491 attributable to increased promotion expenses primarily in the third quarter.

Selling, General and Administrative Expenses – TV Entertainment

During the three and nine month periods ended September 30, 2008, our selling, general and administrative expenses for our TV Entertainment segment were $59,004 and $112,240, compared to $0 for the same periods the previous year. Expenses and the increase in this segment are attributable primarily to employment costs and travel costs related to promotion.

Selling, General and Administrative Expenses – Asia Global Corporate

During the three months ended September 30, 2008 our selling, general and administrative expenses related to our Asia Global Corporate segment were $33,946. For the same period during 2007 our expenses for this segment totaled $2,331,522 primarily attributed share-based compensation.

During the nine months ended September 30, 2008, our selling, general and administrative expenses for our Asia Global Corporate segment were $222,571 with $123,750 attributable to share based compensation. For the same period during 2007 our expenses for this segment totaled $5,396,661. The higher expenses in 2007 were primarily attributable to non-cash stock-based professional fees related to business expansion into China.

Selling, General and Administrative Expenses – Discontinued Operations

During the three and nine month periods ended September 30, 2008 our selling and general administrative expenses for discontinued operations were $0 and $134,047 respectively compared to $47,961 and $403,115 respectively for same periods in 2007. Lowered expenses for both periods are attributable to the winding down of production and marketing expenses related to CMP.

Depreciation, Amortization of Intangible Assets, and Impairment Loss of Property, Plant and Equipment

	2008	2007
Depreciation	$34,151	$41,867
Amortization of intangible assets	$108,714	$79,421
	$142,865	$121,288

During the nine month periods ended September 30, 2008 and 2007 we experienced non-cash expenditures of $142,865 and $121,288 respectively from depreciation of fixed assets and amortization of intangible assets.

Other Income (Expense)

Total other income for both periods presented was immaterial and consisted of the following:

	2008	2007
Other income
Fixed asset rental income	$0	$0
Interest income	$5,345	$12,607
Miscellaneous other income	$12,821	$0
	$18,166	$12,607

Interest expense	$71,921	$51,501

Total other expenses	$-53,755	$-38,894

Net Income/Loss
Jan - Sep 2008	2008	2007	Variance	%
Media & Advertising	$3,136,514	$2,130,242	$1,006,272	47%
TV Entertainment	$(139,058)	$-	$(139,058)	0%
Asia Global Corporate	$(223,584)	$(5,405,263)	$5,181,679	-96%
Discontinued operation	$(180,249)	$(422,008)	$241,759	-57%
July-Sep 2008	2008	2007	Variance	%
Media & Advertising	$919,283	$1,722,894	$(803,611)	-47%
TV Entertainment	$(59,245)	$0	$(59,245)	0%
Asia Global Corporate	$(34,180)	$(2,333,729)	$2,299,549	-99%
Discontinued operation	$-	$-356,614	$356,614	-100%

For the three months ended September 30, 2008 we experienced a net income of $825,858 compared to a net loss of $967,449 for the same period in 2007. The increase in profitability is primarily attributed to increased sales and profits from our Media and Advertising segment.

For the nine months ended September 30, 2008 we experienced a net profit of $2,593,623 compared to net loss of $3,677,029 for the same period in 2007. The improvement in profitability is attributable to increased sales and net income from our Media and Advertising segment, recognition of $578,847 of income tax benefits due to over-provision in prior years and the reduction in non-cash charges related to professional fees for business expansion into China which during the same period of the previous year which totaled $5,243,543.

Net Income – Media & Advertising

During the three and nine month periods ended September 30, 2008, our net income totals from the Media & Advertising segment were $919,283 and $3,136,514 respectively, compared to the 2007 figures of $1,722,894 and $2,130,242. Hence we experienced a 47% decrease for the three month period a 47% increase respectively from the comparable three and nine month periods ended September 30, 2007. The overall increase for the nine month period is primarily attributable to expanding and improving our sales force through our partnerships with established advertising agencies in China. The decrease in profitability in the three month period is attributable to increases in cost of sales and selling costs in this segment, some of which are attributable to one-off events and therefore do not represent ongoing expenses.

Net Loss – TV Entertainment

During the three and nine month periods ended September 30, 2008 we experience losses of $59,245 and $139,058 respectively. Under new management and strategy our TV Entertainment division was completely revamped starting in February. The net losses are attributable to basic operating expenses and TV show format options acquired. We expect to profit from this segment when the TV shows for which we’ve acquired PRC production and distribution rights begin airing and reach distribution levels sufficient to generate revenues above our operating overhead for the segment. Under our new strategy implemented in February 2008 our operating costs will remain low relative to distribution potential. This is in contrast to the strategy of our now discontinued CMP subsidiary wherein we incurred very high upfront costs related to production, licensing and promotion.

Net Loss – Asia Global Corporate

During the three months ended September 30, 2008 we experienced a net loss of $34,180 from our Asia Global Corporate operations, compared to a net loss of $2,333,729 for the same period in 2007. Losses in this segment are primarily attributable to non-cash stock-based compensation for professional services rendered and basic operating expenses such as legal and accounting fees.

During the nine months ended September 30, 2008 we experienced a net loss of $223,584 from our Asia Global Corporate operations attributable to basic operations of this segment, compared to a net loss of $5,405,263 for the same period in 2007 primarily attributable to non-cash stock-based compensation for professional services rendered.

Net Loss – Discontinued Operations

During the three months ended September 30, 2008 we experienced no further net loss from discontinued operations related to our discontinued CMP subsidiary, compared to a net loss of $356,614 for the same period in 2007 also attributable to discontinued CMP operations.

During the nine months ended September 30, 2008 we experienced a net loss of $180,249 from discontinued operations primarily related to our discontinued CMP subsidiary, compared to a net loss of $422,088 for the same period in 2007 also attributable to discontinued CMP operations.

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

Liquidity and Capital Resources for the Nine Months Ended September 30, 2008 and 2007

Cash flows from operating activities

For the nine months ended September 30, 2008 we experienced negative net cash flows provided by continuing operations in the amount of $177,219. We had $2,773,872 net income from continuing operations plus non-cash stock-based compensation of $123,750 and depreciation and amortization of $142,865 offset mainly by adjustments and changes including accounts receivable of $1,899,160, an income tax credit of $254,180 and income tax payable of $425,485.

For the nine months ended September 30, 2007 we experienced positive net cash flows provided by continuing operations in the amount of $2,358,044. We had net loss of $3,275,021 from continuing operations plus common stock issued for services of $4,982,325, non-cash stock-based compensation to executives of $260,877, a decrease in accounts payable of $917,278 and a tax benefit of 451,591 offset by an increase in accounts receivable of $1,173,596.

Cash flows from investing activities

Net cash used for investing activities from continuing operation for the nine months ended September 30, 2008 was $596,815 primarily representing enhancements of IT infrastructure and leasehold improvements of $611,510 offset by a $14,695 increase in restricted cash.

For the nine month period ended September 30, 2007 net cash used in investing activities was 1,153,748 including a decrease in restricted cash of 266,497 and property and equipments purchases of $887,251.

Cash flows from financing activities

Net cash used in financing activities from continuing operation for the nine months ended September 30, 2008 was $81,522 mainly representing repayments of $833,155 offset by increases in advances from banks and repayments from related parties totaling $751,633.

Net cash provided by financing activities from continuing operation for the nine month period ended September 30, 2007 was $484,253 mainly representing proceeds from an issuance of promissory notes in the amount of $370,000, advances under letter of credit of $443,654 and a drawn-down from banks of $134,704 offset by repayments of $556,072.

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

Management believes the Company has the ability to continue as a going concern because the Company has cash and cash equivalents of $146,497 and restricted cash of $543,409 totaling $689,906. The Company has $794,871 available for use under its current line of credit facility of which $793,863 is being utilized. Moreover the Company generates positive cash flow from operating activities. The aforementioned should satisfy cash requirements over the next 12 month.

Management took steps to reduce operating costs and moved a significant portion of its U.S. operations to China during 2006 to benefit from lower overhead costs and further capitalize on the growth potential and success. We still continued to enjoy these benefits in and expect the same in for the rest of the year and during 2009. Management plans to continue reviewing all aspects of its business and making adjustments as needed to those considered unprofitable. Therefore, for at least the next twelve months, the Company can continue to operate as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

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

Employees

As of September 30, 2008, we had approximately 51 full-time employees employed in Greater China. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments

Website Access to our SEC Reports

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

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at $791,423 would decrease net income before provision for income taxes by approximately $5,935 for the nine months ended September 30, 2008. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our international operations face legal and cultural challenges and subject us to additional risks. We have operations in a number of international markets, including Asia, United States, Europe and Canada, and we currently derive approximately all of our revenue from non-U.S. markets. To date, we have limited experience in marketing, selling and distributing our solutions internationally. Our international operations are subject to other risks, including:

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

Our future revenues and results of operations may be difficult to forecast and results in prior periods may not be indicative of future results.

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

The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the twelve months ended December 31, 2007, the closing sale prices of our ordinary shares on the Over-the-Counter Bulletin Board ranged from $0.335 to $0.04 per share and the closing sale price on November 14, 2008 was $0.03 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our ordinary shares, regardless of our operating performance.

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

Michael Mak, our former Chief Executive Officer, beneficially holds the majority shareholder vote. As a result, Mr. Mak is able to substantially influence all matters requiring the approval of our shareholders, including the election of directors and the approval of significant corporate transactions such as acquisitions. This concentration of ownership could delay, defer or prevent a change in control or otherwise impede a merger or other business combination that the Board of Directors or other shareholders may view favorably.

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

On October 30, 2008, the Company filed with the Commission a Form 8-K stating that Michal Mak had resigned as Chief Executive Officer, Chief Financial Officer and as a member of the Board of Directors. Furthermore, the Board of Directors appointing John Leper as Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors as well as appointed Hin Lee Kwong as a member of the Board of Directors.

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

ASIA GLOBAL HOLDINGS CORP.

/s/ John Leper
Dated: November 18, 2008	John Leper, Chief Executive Officer (Principal executive officer)

/s/ John Leper
Dated: November 18, 2008	John Leper, Chief Financial Officer (Principal financial officer)