Form 10-K
period 2008-12-31
ASIA GLOBAL HOLDINGS CORP.
filed 2009-04-15
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-64804

ASIA GLOBAL HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	75-3026459
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

Millenium City 1
32/F, Tower 1, Millenium City, 388 Kwun Tong Road
Kwun Tong, Kowloon
Hong Kong

(Address of principal executive offices)

(213) 243-1505
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock ($0.001 par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☐         Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of December 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,091,852 based on the closing sale price as reported on the Over-the-Counter Bulletin Board. As of March 27, 2009, there were 134,112,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Asia Global Holdings Corp.

FORM 10-K

For the Year Ended December 31, 2008

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

On October 29, 2008, the Company accepted the resignation of Michael Mak as the Company’s Chief Executive Officer, Chief Financial Officer and as a Director, prior to the acceptance of Mr. Mak’s resignation, the Board of Directors appointed John Leper, Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer. The Board also appointed Hin Lee Kwong as Secretary and as a Director of the Board.  John Leper, 53, has been the Company’s Secretary, a member of the Board of Directors and Vice President contributing in the areas of marketing, business development, corporate planning and strategy since 2004. From May 2001 to September 2003, Mr. Leper served as the Chief Marketing Officer and Strategist for Stanford International Holding Corporation. Hin Lee Kwong, 50, has served as a Director of the Company’s wholly-owned subsidiary Sino Trade-Intelligent Development Corp. Ltd. (“Sino Trade”). Since joining Sino Trade, Mr. Kwong has been responsible for the overall strategy and administrative affairs of the subsidiary.

On November 17, 2008, Mr. Mak notified the Board of Directors that he was surrendering 150,000 shares of Series A Stock back to the Company for cancellation. The Board of Directors approved the surrendering of the 150,000 shares of the Series A Stock. After the return of the 150,000 shares of the Series A Stock, Mr. Mak still controls 250,000 shares of the Series A Stock. The Company contacted its transfer agent to cancel the 150,000 shares of the Series A Stock. Prior to these activities, on August 18, 2006 the Company entered into an Employment Agreement with Mr. Mak. As part of his compensation, Mr. Mak received 500,000 shares of the Company’s Series A Convertible Preferred Stock (“Series A Stock”).  Then on October 9, 2007, Mr. Mak converted 100,000 shares of his Series A Stock into 20,000,000 144 Restricted shares of the Company’s Common Stock. This left Mr. Mak, at that time, with 400,000 shares of the Series A Stock.

In March of 2009 Sino Trade entered into talks with a US based company regarding the potential acquisition of its wholly-owned subsidiary Idea Asia.

Currently

2008

In 2008, our revenues declined by 53.4% from $10,664,613 in 2007 to $4,968,145 in 2008 primarily resulting from decreased advertising sales due to global economic downturn in the last quarter of 2008.

During the first three quarters of the year the Company saw a very strong growth in Media and Advertising sales from our Sino Trade subsidiary.  However near the end of 2008 and beginning of 2009 Sino Trade began feeling the effects of the global financial turndown. Sino Trade focuses exclusively on selling business-to-business advertising to small manufactures in China. The financial meltdown during the fourth quarter of 2008 harshly impacted Sino Trade’s core client base of small and medium sized manufacturers located in China who engage in manufacturing and exporting products to the United States. This segment of manufacturers in China simultaneously experienced severe cut-backs on bank facilities and a severe drop in export demand. The segment saw numerous factory closings and cutbacks at the end of year 2008, particularly in Southern China – the location of much of Sino Trade’s key client base. The adverse financial effect on the core customer group was far worse than Sino Trade originally anticipated. The full effect was not fully realized until the first quarter of 2009 when it became more apparent to Sino Trade management that many of its customers may not recover from the recent global financial crisis soon if at all. As a result, this adverse impact on the Sino Trade core customer base cast doubt on a considerable portion of sales the Company recorded in the three-month period ended September 30, 2008 as management cannot be certain of when or what portion of Sino Trade’s account receivables can be fully collected.

Management is engaged in discussions regarding the potential for investment and or acquisition of Idea Asia and believes this to be the best option for leveraging its investment in the subsidiary.

We have not yet been able to raise the additional capital required to execute many components of our overall business plan. As such, some of our plans will remain inactive while we focus the resources we have available on only the opportunities with the greatest potential for long-term success and benefit for shareholders.

Our Products and Services

TV Entertainment

Idea Asia intends to derive income from TV distribution, advertising during TV programs it produces and distributes in China. China has a population of 1.3 billion with a middle class of approximately 300 million and growing rapidly. Advertising during popular TV shows is the best way for major international brands to reach this audience which is quickly becoming the most important consumer market in the world. Idea Asia generates revenue through the distribution of shows it produces and distributes as well as the sale of advertising slots in those shows.

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

Infrastructure

Our wholly-owned subsidiary, Sino Trade provides the infrastructure to operate our media and advertising business in Hong Kong and China. Through Sino Trade, we coordinate two offices in mainland China and one office in Hong Kong. Our offices in mainland China are located in Guangdong and Shanghai. Our office in Hong Kong serves as our China communications hub. Wah Mau, a wholly-owned subsidiary of Sino Trade, provides support for our operations specifically in mainland China and helps generate sales of our media and advertising products and services. Through Sino Trade and Wah Mau we have established a network of advertising agency partners in China who sell our business-to-business media and advertising products and services.

To address the TV media opportunity in China, our Sino Trade subsidiary created the wholly-owned subsidiary Idea Asia to hold entertainment related businesses. Idea Asia created CMP of which Idea Asia owns 60%. On December 18, 2006, CMP entered into an agreement to acquire the rights from UK based Celador International Limited (now part of 2waytraffic) to broadcast in China the global quiz show phenomenon Who Wants To Be A Millionaire?. The remaining 40% of CMP is owned by Kolmanski International Limited and Region Giants Limited. CMP entered into an agreement with China advertising media sales agency Zixunmedia in November of 2006. Pursuant to PRC regulations, only a licensed advertising agency can sell advertising and collect payments for advertising sales in China. CMP discontinued production and distribution of Who Wants To Be A Millionaire?in March 2008.

Sales and Marketing Plan

Our business-to-business media & advertising products and services have been sold through a combination of minimal in-house sales personnel and a network of outside advertising agencies located throughout China and Hong Kong. Given the recent downturn Sino Trade was forced to discontinue its in-house sales personnel. Our sales efforts were supplemented with 16 tradeshow exhibits in 2008.

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

Employees

As of December 31, 2008, we employed approximately 12 full-time employees. The Company does not have any collective bargaining agreements with its employees and we consider our employee relations to be good.

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

We were unable to achieve profitability in accordance with generally accepted accounting principles in the United States, or GAAP, for the year ended December 31, 2008 and we may be unable to achieve profitability in the future. We incurred net losses of $3,217,339 for the twelve months ended December 31, 2008.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis in the future.

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

We financed the production of Who Wants to Be A Millionaire?, and we may partially or fully finance other productions or products to be developed. If our television and related products do not generate proceeds sufficient to more than offset our share of the production costs, our business, operating results and financial condition will be materially adversely affected.

In order for our television and related products to be successful, we must develop appealing creative content.

The success of each television production developed and produced by us depends in large part upon our ability to develop and produce engaging content and formats that will appeal to a broad audience. Traditionally, this process has been extremely difficult. While we have enjoyed success with our television productions, there can be no assurance that similar levels of success will be achieved by our subsequent productions and our other future projects.

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

The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the twelve months ended December 31, 2008, the closing sale prices of our ordinary shares on the Over-the-Counter Bulletin Board ranged from $0.018 to $0.143 per share and the closing sale price on April 14, 2009 was $0.014 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our ordinary shares, regardless of our operating performance.

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

Our former Chief Executive Officer, Michael Mak, beneficially holds the majority shareholder vote. As a result, Mr. Mak is able to substantially influence all matters requiring the approval of our shareholders, including the election of directors and the approval of significant corporate transactions such as acquisitions. This concentration of ownership could delay, defer or prevent a change in control or otherwise impede a merger or other business combination that the Board of Directors or other shareholders may view favorably.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

In 2008, beginning in June, our principal executive offices were located at Unit 601B, 6th Floor, Tower 1, 833 Cheung Sha Wan Road, Kowloon, Hong Kong..

In 2008, our total office rental expenses for our offices in Hong Kong and China were $94,152

We currently occupy office space in Hong Kong at the following location:

Millenium City 1, 32/F, Tower 1, Millenium City, 388 Kwun Tong Road, Kwun Tong, Kowloon, Hong Kong

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

Item 4. Submission of Matters to a Vote of Security Holders.

During the fiscal year ended December 31, 2008, there were no matters submitted to the security holders for a vote.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since July 17, 2006, our common stock has been traded on the Over-the-Counter Bulletin Board under the symbol “AAGH.OB”.  Prior to July 17, 2006, our common stock was traded on the Over-the-Counter Bulletin Board under the symbol "BAWC.OB".] As of January 7, 2008, there were: (i) 995 shareholders of record, without giving effect to determining the number of shareholders who hold shares in "street name" or other nominee status; (ii) no outstanding options to purchase shares of our common stock; (iii) outstanding 133,362,000 shares of our common stock, of which 98,862,000 shares are either freely tradable or eligible for sale under Rule 144 or Rule 144K, and (v) no shares subject to registration rights.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Sales Price
	High	Low
Fiscal 2008
First Quarter	$0.143	$0.036
Second Quarter	$0.097	$0.055
Third Quarter	$0.064	$0.031
Fourth Quarter	$0.05	$0.018

Fiscal 2007
First Quarter	$0.0145	$0.04
Second Quarter	$0.079	$0.04
Third Quarter	$0.335	$0.052
Fourth Quarter	$0.315	$0.07

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

Preferred Stock.

The Series A Preferred Convertible Stock does not pay dividends.

Recent Sales of Unregistered Securities

During the year ended December 31, 2008, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

	Year Ended Dec 31
	2006	2007	2008

Revenue	$5,179,174	$10,783,574	$4,968,145
Cost of sales	$-1,901,613	$-4,450,861	$-4,107,219
Gross profit	$3,277,561	$6,332,713	$860,926
Depreciation and amortization	$-280,724	$-195,960	$-210,359
Selling and distribution expenses	$-459,262	$-1,423,005	$-2,177,927
General and administrative expenses	$-11,989,553	$-7,427,293	$-2,002,332
Other income	$72,387	$18,017	$19,976
Interest expense	$-45,474	$-77,260	$-87,677
Loss before income taxes and minority interest	$-9,425,065	$-1,936,016	$-3,597,393
Income tax expense	$-446,561	$-810,609	$638,440
Loss from discontinued operations	$-	$-3,161,920	$-258,386
Net loss attributable to the Shareholders of the Company	$-9,871,113	$-5,908,545	$-3,217,339
Loss per Share — basic (US$)	$-0.34	$-0.06	$-0.02
Loss per Share — diluted (US$)	$-0.34	$-0.06	$-0.02

	Year Ended Dec 31,
	2006	2007	2008
Balance Sheet Data
Cash and cash equivalents	$22,514	$846,907	$261,053
Total current assets	$4,399,435	$4,976,551	$559,353
Total assets	$4,763,015	$5,348,259	$566,955
Short-term borrowings	$707,509	$1,578,078	$692,503
Total current liabilities	$2,098,699	$2,958,293	$1,515,192
Total stockholders’ equity (deficit)	$2,510,305	$2,159,203	$-948,237

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

Overview and Future Plan of Operations

In 2008 the Company generated all its revenue from the media and advertising business. In March 2008 the Company discontinued production of the Who Wants To Be A Millionaire? TV show and has largely scaled down its TV entertainment business.  In 2008 revenue declined by 53.4% from $10,664,613 in 2007 to $4,968,145 in 2008 primarily resulting from decreased advertising sales due to the global economic downturn starting from the fourth quarter of 2008. The Company experienced a loss of $3,217,339.

Going Forward

With regard to our Media & Advertising business going forward, we plan to continue to work with our existing customer base to see them through the prevailing economic conditions and we intend to seek new customers to help offset the soft positions we are experiencing as a result of our existing customers’ currently soft market.  Regarding our TV entertainment business in March of 2009 we entered into discussions related to investment in or the acquisition of Idea Asia.

Results of Operations for the Twelve Months Ended December 31, 2008 and December 31, 2007

During the twelve months ended December 31, 2008, we experienced a net loss of $3,217,339 attributable primarily to a significant decrease in revenue. During this period we generated all of our revenues from our media & advertising business.

Revenue

In 2008, our revenues declined by 53.4% from $10,664,613 in 2007 to $4,968,145 in 2008 primarily resulting from decreased advertising sales due to global economic downturn starting from the fourth quarter of 2008.

Cost of Sales

Cost of sales were $4,107,219 representing 82.7% of our total revenue of $4,968,145 for the twelve month period ended December 31, 2008 as compared to $3,495,128, also 32.8% of total revenue of $10,664,613 for the twelve month period ended December 31, 2007. The increase in cost of sales as a percentage of total revenue is attributed to a significant decrease in revenue returned against comparable selling efforts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $4,655,640 to $4,390,618 for the twelve month period ended December 31, 2008 as compared to $9,046,258 for the twelve month period ended December 31, 2007. The decrease in expenses during the twelve month period ended December 31, 2008 was primarily attributable to a reduction in consulting in professional fees of $5,312,222.

Depreciation, Amortization of Intangible Assets, and Impairment Loss of Property, Plant and Equipment

In 2008 we experienced non-cash expenditures of $210,359 from depreciation of fixed assets and amortization as compared to $195,960 in 2007, an increase of 7%. Also we made an impairment loss on long live assets including equipments, customer list and database of $761,062 after the impairment test under SFAS No. 142.

Other Income (Expense)

Total other income (expense) for both periods presented was immaterial and consisted of the following:

	2008	2007

Other income	12,821	149
Interest income	$7,155	$17,868
Interest expense	$(87,677)	$(77,260)
Total other expense	$(67,701)	$(59,243)

Net Income/Loss

Net loss for 2008 was $3,217,339 compared to net loss of $5,908,545 in 2007. Loss is primarily attributed to significant decrease in revenue in 2008.

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

Liquidity and Capital Resources for the Twelve Month Period Ended December 31, 2008 and 2007

Cash flows from operating activities

We experienced positive cash flows provided by operations in the amount of $260,911 for the twelve month period ended December 31, 2008, primarily due to net loss from continuing operations of $2,958,953 offset by non-cash items of impairment charges of $766,217, decrease in accounts receivable of $2,875,582 and decrease in income tax payable of $424,016.

For the twelve month period ended December 31, 2007 we experienced positive cash flows provided by operations in the amount of $3,071,989, primarily due to net loss from operations of $2,746,625 offset by non-cash charges such as depreciation and amortization of $195,960, common stock issued for services of $5,293,825, stock-based compensation to an executive of $260,877 and changes in operating assets such as an increase in accounts receivable of $484,079 coupled with decrease in our accounts payable and accrued expenses of $359,686.

Net cash used in discontinued operations was $187,574 for the twelve month period ended December 31, 2008, while net cash used in discontinued operations was $1,446,039 for the twelve month period ended December 31, 2007.

Cash flows from investing activities

Net cash flows used in investing activities for 2008 was $314,200 primarily representing the expenditure on intangible assets of $585,076.

For 2007 net cash flows used in investing activities was $1,030,407 primarily representing the purchase of property, plant and equipment in the amount of $889,542.

Cash flows from financing activities

Net cash flows used in financing activities for 2008 was $589,350 representing the repayments of secured bank loan of $847,953 partially offset by repayment from related parties of $394,897.

For 2007 net cash flows provided by financing activities was $1,437,008 representing repayment from related parties of $562,074 and net funds advanced under banking agreements of $737,456.

Liquidity

Our growth plans may require additional funding from outside sources. We intend to pursue discussions with existing shareholders, third party financing sources and potential lenders to ensure access to funds as required. Our future liquidity will depend on our revenue growth and our ability to sell our products and services at positive gross margins and control our operating expenses. Over the coming twelve months, we expect to spend approximately $500,000 for operating expenses. These capital needs must be met from external sources of financing.

The accompanying consolidated financial statements contemplate continuation of the Company as a going concern. Due to the Company’s current year net loss of approximately $3,217,339 substantial doubt to continue as a going concern is raised and realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

Management believes the Company has the ability to continue as a going concern only if it can meet its financing requirements through external sources of financing. Management plans to continue reviewing all aspects of its business and make adjustments as needed to those considered unprofitable. The Company must meet its financing requirements through external sources of financing or the Company cannot continue to operate as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans during the fiscal year ended December 31, 2008.  A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at approximately $423,000 would decrease net income before provision for income taxes by approximately $4,000 for the fiscal year ended December 31, 2008.  Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

Item 8. Financial Statements and Supplementary Data.

ASIA GLOBAL HOLDINGS CORP.

Consolidated Financial Statements
For The Years Ended December 31, 2008 and 2007

(With Reports of Independent Registered Public Accounting Firm Thereon)

ASIA GLOBAL HOLDINGS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Asia Global Holdings Corp.

We have audited the accompanying consolidated balance sheets of Asia Global Holdings Corp. and its subsidiaries (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ (deficit) equity for the years ended December 31, 2008 and 2007. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of operations and cash flows for the years then ended and in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses over the past years, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZYCPA Company Limited

ZYCPA Company Limited
(Formerly Zhong Yi (Hong Kong) C.P.A. Company Limited)
Certified Public Accountants

Hong Kong, China
April 15, 2009

ASIA GLOBAL HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$258	$846,907
Restricted cash	260,795	558,104
Accounts receivable, net	-	2,953,719
Amounts due from related parties	39,677	530,706
Income tax recoverable	183,151	-
Prepayments and other current assets	75,472	87,115
Total current assets	559,353	4,976,551

Non-current assets:
Property, plant and equipment, net	5,564	161,034
Intangible assets, net	2,038	210,674
TOTAL ASSETS	$566,955	$5,348,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft, secured	$136,263	$163,056
Secured bank loan - current portion	58,442	784,600
Obligation under capital lease - current portion	117,670	146,416
Letters of credit	380,128	484,006
Accounts payable and accrued liabilities	802,485	838,239
Income tax payable	11,752	435,768
Amount due to a related party	8,452	106,208
Total current liabilities	1,515,192	2,958,293

Long-term liabilities:
Secured bank loan	-	6,410
Obligation under capital lease	-	92,262
Deferred tax liabilities	-	132,091
Total long-term liabilities	-	230,763

Total liabilities	1,515,192	3,189,056

Commitments and contingencies

Stockholders’ (deficit) equity:
Series A, convertible preferred stock, $0.001 par value; 500,000 shares authorized; 250,000 shares and 400,000 shares issued and outstanding shares as of December 31, 2008 and 2007	250	400
Common stock, $0.001 par value; 300,000,000 shares authorized; 133,362,000 and 129,862,000 shares issued and outstanding as of December 31, 2008 and 2007	133,362	129,862
To be issued: 0 shares and 2,000,000 shares as of December 31, 2008 and 2007	-	414,000
Additional paid-in capital	17,941,172	17,406,772
Accumulated other comprehensive (loss) income	(7,593)	6,258
Accumulated deficit	(19,015,428)	(15,798,089)
Total stockholders’ (deficit) equity	(948,237)	2,159,203
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$566,955	$5,348,259

See accompanying notes to consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2008	2007

Revenues, net	$4,968,145	$10,664,613
Cost of revenue	(4,107,219)	(3,495,128)

Gross profit	860,926	7,169,485

Operating expenses:
Sales and marketing	2,177,927	1,423,005
Consulting and professional fee	157,991	5,470,213
Depreciation and amortization	210,359	195,960
Impairment loss on long-lived assets	761,062	690,611
Stock based compensation to executives	123,750	260,877
General and administrative	959,529	1,005,592
Total operating expenses	4,390,618	9,046,258

LOSS FROM OPERATIONS	(3,529,692)	(1,876,773)

Other income (expense):
Other income	12,821	149
Interest income	7,155	17,868
Interest expense	(87,677)	(77,260)
Total other expense	(67,701)	(59,243)

LOSS BEFORE INCOME TAXES	(3,597,393)	(1,936,016)

Income tax benefit (expense)	638,440	(810,609)

LOSS FROM CONTINUING OPERATIONS	(2,958,953)	(2,746,625)

Loss from discontinued operations	(258,386)	(3,161,920)

NET LOSS	$(3,217,339)	$(5,908,545)

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(13,851)	2,741

COMPREHENSIVE LOSS	$(3,231,190)	$(5,905,804)

Per share information:
Net loss per share from continuing operation – Basic and diluted	$(0.02)	$(0.03)
Net loss per share from discontinued operation – Basic and diluted	$(0.00)	$(0.03)

Weighted average number of shares outstanding – Basic and diluted	132,000,356	93,978,667

See accompanying notes to consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2008	2007
Cash flows from operating activities:
Loss from continuing operations	$(2,958,953)	$(2,746,625)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	210,359	195,960
Stock-based compensation to an executive, non-cash	123,750	260,877
Common stock issued for services, non-cash	-	5,293,825
Impairment loss on long-lived assets	766,217	690,611
Change in operating assets and liabilities:
Accounts receivable, trade	2,875,582	(484,079)
Prepayments and other current assets	(28,810)	(35,941)
Accounts payables and accrued liabilities	12,024	(359,686)
Amount due to a related party	-	89,035
Deferred tax liabilities	(132,091)	72,387
Income tax credit	(183,151)	-
Income tax payable	(424,016)	95,625
Net cash provided by operating activities	260,911	3,071,989
Net cash used in discontinued operations	(187,574)	(1,446,039)

Cash flows from investing activities:
Change in restricted cash	297,309	(140,865)
Expenditure on intangible assets	(585,076)	-
Purchase of property, plant and equipment	(26,433)	(889,542)
Net cash used in investing activities	(314,200)	(1,030,407)
Net cash used in discontinued operations	-	(1,173,359)

Cash flows from financing activities:
Advances from related parties	394,897	562,074
Change in bank overdraft	(26,793)	137,478
(Payments on) proceeds from the letters of credit	(103,878)	221,378
Proceeds from secured bank loan	115,385	879,191
Payments on secured bank loan	(847,953)	(601,791)
Proceeds from capital lease	-	302,564
Payments on capital lease	(121,008)	(63,886)
Net cash (used in) provided by financing activities	(589,350)	1,437,008
Net cash used in discontinued operations	(1,624)	(37,540)

Effect of exchange rate change on cash and cash equivalents	(14,812)	2,741

NET CHANGE IN CASH AND CASH EQUIVALENTS	(846,649)	824,393
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	846,907	22,514

CASH AND CASH EQUIVALENTS, END OF YEAR	$258	$846,907

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$100,818	$641,797
Cash paid for interest expenses	$87,677	$77,306

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Amounts due from minority shareholders in relation to unsettled investment cost of a subsidiary	$-	$820,513

See accompanying notes to consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

			Series A, Convertible
	Series A, Convertible		Preferred Stock				Common stock to be			Accumulated
	Preferred Stock		to be issued		Common stock		issued		Additional	other		Total
	No. of		No. of		No. of		No. of		paid-in	comprehensive	Accumulated	stockholders’
	shares	Amount	shares	Amount	shares	Amount	shares	Amount	capital	income	deficit	equity (deficit)
Balance as of January 1, 2007	-	$-	500,000	$4,760,002	54,862,000	$54,862	739,726	$153,123	$7,428,345	$3,517	$(9,889,544)	$2,510,305

Issuance of preferred stock	500,000	500	(500,000)	(4,760,002)	-	-	-	-	4,759,502	-	-	-

Issue of common stock for services rendered, non-cash	-	-	-	-	55,000,000	55,000	-	-	5,238,825	-	-	5,293,825

Bonus shares to be issued to an executive, non-cash	-	-	-	-	-	-	1,260,274	260,877	-	-	-	260,877

Conversion of preferred stock into common stock 200:1	(100,000)	(100)	-	-	20,000,000	20,000	-	-	(19,900)	-	-	-

Net loss for the year	-	-	-	-	-	-	-	-	-	-	(5,908,545)	(5,908,545)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	2,741	-	2,741
Balance as of December 31, 2007	400,000	$400	-	$-	129,862,000	$129,862	2,000,000	$414,000	$17,406,772	$6,258	$(15,798,089)	$2,159,203

Stocks issued for services rendered, non-cash	-	-	-	-	1,500,000	1,500	-	-	122,250	-	-	123,750

Bonus shares to be issued to an executive, non-cash	-	-	-	-	2,000,000	2,000	(2,000,000)	(414,000)	412,000	-	-	-

Cancellation of 150,000 shares of preferred stock	(150,000)	(150)	-	-	-	-	-	-	150	-	-	-

Net loss for the year	-	-	-	-	-	-	-	-	-	-	(3,217,339)	(3,217,339)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(13,851)	-	(13,851)

Balance as of December 31, 2008	250,000	$250	-	$-	133,362,000	$133,362	-	$-	$17,941,172	$(7,593)	$(19,015,428)	$(948,237)

See accompanying notes to consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

1.         ORGANIZATION AND BUSINESS BACKGROUND

Asia Global Holdings Corp. (the “Company” or “AAGH”) was incorporated in the State of Nevada on February 1, 2002 as Longbow Mining Inc. On May 12, 2004, the Company changed its name to “BonusAmerica Worldwide Corporation”. On June 6, 2006, the Company further changed its current company name to “Asia Global Holdings Corp.”

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

Details of the Company’s subsidiaries and VIE are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Sino Trade-Intelligent Development Corp., Limited (“Sino Trade”)	Hong Kong, a limited liability company	Publishing & information service and advertisement in Hong Kong	5,000,000 issued shares of HK$1 each	100%

Idea Asia Limited (“Idea Asia”)	Hong Kong, a limited liability company	Investment holding in Hong Kong	10,000 issued shares of HK$1 each	100%

China Media Power Limited (“CMP”)	Hong Kong, a limited liability company	TV entertainment in the PRC	16,000,000 issued share of HK$1 each	60%

Wah Mau Corporate Planning Development Co., Ltd (“Wah Mau”)	The PRC, a limited liability company	Development of corporate images and business promotion in the PRC	RMB1,000,000	100%

DYKN Corporation *	Malaysia, a limited liability company	Publishing & information service and advertisement in overseas	1,000 issued share of US$10 each	100%

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

* being variable interest entity

Asia Global Holdings Corp. and its subsidiaries and variable interest entity are hereinafter referred to as (the “Company”).

2.         GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

At December 31, 2008, the Company had incurred a net loss of $3,217,339 and an accumulated deficit of $19,015,428. Additionally, the Company has incurred losses over the past several years. The continuation of AAGH as a going concern is dependent upon the continued financial support from its stockholders, the ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●         Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●         Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

●         Basis of consolidation

The consolidated financial statements include the financial statements of AAGH and its subsidiaries and variable interest entity.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

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

●         Intangible assets

Intangible assets consist of costs paid to acquire personal customer information for use in its advertising and database rental activities. For the year ended December 31, 2008, the Company has acquired the new customer database for the operational use. The Company amortizes the cost of these assets over a period of 3 to 5 years.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

●         Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, property, plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. For the years ended December 31, 2008 and 2007, the Company made an impairment charge of $766,217 and $2,000,000.

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

Revenues from database rentals are recorded at the time the services are provided. The Company entered into sale-through agreements with 8 (2007: 9) distributors located in Hong Kong and China which in turn will be responsible to recruit new members and take orders from the existing members of TradeDragon.com. The members can enjoy the following services from the Company (a) advertising placement on the business directories and trade publications that are produced by Sino Trade, (b) internet direct marketing services by the means of traditional mail and emails distribution, (c) membership to TradeDragon.com webpage in which the members exhibit their products and services and search for their buyers or suppliers through search engine marketing tool and international trade portal.

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

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

●         Advertising costs

The Company expenses costs of advertising and promotions as incurred with the exception of direct-response advertising costs. Statement of Position No. 93-7, "Reporting on Advertising Costs", provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period, which is generally less than 30 days. The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits. The Company uses direct-response marketing to attract customers to opt-in to the Company's database and buy goods offered on its website or a special promotion. The Company is able to document the responses of each customer to the email advertising that elicited the response. The percentage of costs attributable to future rental revenues are segregated and reported as intangible assets. Advertising expenses for the years ended December 31, 2008 and 2007 were approximately $2,178,342 and $1,809,580, respectively.

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

The Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In accordance with FIN 48, the Company also adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the years ended December 31, 2008 and 2007, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2008 and 2007, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts its major businesses in Malaysia and Hong Kong and is subject to tax in those jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authorities.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

●         Net loss per share

The Company calculates net loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The reporting currency of the Company is the United States Dollars ("US$"). The functional currency of the Company's subsidiaries operating in Hong Kong is Hong Kong Dollars ("HK$") and their financial records are maintained and its statutory financial statements are prepared in HK$. The functional currency of the Company's subsidiary established in the PRC is Renminbi Yuan ("RMB") and its financial record is maintained and its financial statements are prepared in RMB.

In general, assets and liabilities are translated into US$, in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the consolidated statements of stockholders’ equity.

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

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

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

In the first quarter of 2008, the Company discontinued its operation in TV entertainment business. Hence, the Company operates one reportable segment in media and advertising business for the year ended December 31, 2008.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS“) No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred SFAS No. 157's effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. The Company believes that SFAS No. 157 should not have a material impact on the consolidated financial position or results of operations.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS No. 159 should not have a material impact on the consolidated financial position or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” ("SFAS No. 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to have a material effect on the financial condition or results of operations of the Company.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

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

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1” and “FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amends disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies the disclosure requirements of SFAS No. 161 and is effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The adoption of FSP FAS 133-1 and FIN 45-4 did not have a material impact on the Company’s current consolidated financial position, results of operation or cash flows.

In October 2008, the FASB issued Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3.”) FSP FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market. It illustrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s current consolidated financial position, results of operations or cash flows.

In December 2008, FASB issues Staff Position (“FSP”) No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities”. The purpose of this FSP is to promptly increase disclosures by public entities and enterprises until the pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (“SFAS No. 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, (“FIN 46(R)”) are finalized and approved by the FASB. The FSP is effective for reporting periods (interim and annual) ending after December 15, 2008. The Company adopted this FSP for the year ended December 31, 2008 and the adoption did not have any impact on the consolidated financial statements.

4.         DISCONTINUED OPERATION

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

Loss from discontinued operations was reported as $258,386 and $3,161,920 for the years ended December 31, 2008 and 2007, respectively. Prior period financial statements for the year ended December 31, 2007 have been restated to present the operation in “Who Wants To Be a Millionaire?” TV show as a discontinued operation. The assets and liabilities of the discontinued operations as of December 31, 2008 and 2007 consisted of the following:

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

	As of December 31,
	2008	2007
Assets of discontinued operation:
Cash and cash equivalents	$287	$4,378
Accounts receivable	-	78,137
Prepayments and other current assets	6,410	46,863
Amount due from a related party	39,677	38,053
Intangible assets, net	-	5,157

Total assets	$46,374	$172,588

Liabilities of discontinued operation:
Accounts payable and accrued liabilities	123,897	171,675
Amount due to an immediate holding company (to be eliminated upon consolidation)	885,153	705,203

Total liabilities	$1,009,050	$876,878

The asset group related to the “Who Wants To Be a Millionaire?” TV show was tested for recoverability, an impairment loss of $2,000,000 was recognized during 2007 which represented the amount by which the carrying amount of the asset group exceeded its fair value at the balance sheet date.

Currently, the Company has no disposal plan for these segment assets and liabilities.

5.         RESTRICTED CASH

The Company maintains a cash reserve in the amount of $20,000 with a bank, which is restricted as to use as a requirement of the Company's merchant (credit card) account.

AAGH’s wholly-owned subsidiary, Sino Trade, maintains pledged fixed deposits of $260,795, with interest bearing from 1.55% to 3.44% per annum as required per its bank financing agreements.

6.         ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with the terms specified in the sale-through agreements governing the relevant transactions. Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 90 days. Credit is extended based on evaluation of a distributor's financial condition. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

7.         VARIABLE INTEREST ENTITY

Effective June 2008, the Company established a branch office (the “Branch”) in Labuan, Malaysia for the purpose of managing and liaison of the sales arrangements with new customers in Asia Pacific to meet with the business expansion plan. A branch office is registered as an offshore company under the Labuan Offshore Financial Services Authority in Malaysia and is owned by Mr. Michael Mak, the former Chief Executive Officer on behalf of the Company. Pursuant to FIN 46(R), the Branch is considered as a variable interest entity, of which the Company is the primary beneficiary. Accordingly, the result of the Branch is included in the accompanying financial statements.

8.         AMOUNTS DUE FROM (TO) RELATED PARTIES

As of December 31, 2008, amounts due from (to) related parties represented temporary advances, which were unsecured, interest free and repayable on demand and included the following:

(i)	amount due from an employee, a director of subsidiary of $39,677;
(ii)	amount due to the Company’s President, Mr. Michael Mak, who is also the former Chief Executive Officer and the Chief Financial Officer of the Company totaling $8,452.

As of December 31, 2007, amounts due from (to) related parties represented temporary advances, which were unsecured, interest free and repayable on demand and included the following:

(i)	amount due from the Company’s President, Mr. Michael Mak, who is also the former Chief Executive Officer and the Chief Financial Officer of the Company totaling $492,140;
(ii)	amount due from an employee, a director of subsidiary of $38,053;
(iii)	amounts due from minority shareholders of $513; and
(iv)	amount due to an employee, a director of subsidiaries of $106,208.

9.         PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:
	As of December 31,
	2008	2007

Utility deposits	$24,879	$47,333
Purchase deposits	38,107	21,197
Deposit for investment	-	16,983
Other prepayments and receivables	12,486	1,602

	$75,472	$87,115

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

10.         PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:
	As of December 31,
	2008	2007

Computers and office equipment	$1,147,400	$1,143,482
Furniture and fixtures	167,011	162,031
Leasehold improvements	36,057	18,522
Foreign translation difference	7,395	2,379
	1,357,863	1,326,414
Less: accumulated depreciation	(415,080)	(367,282)
Less: foreign translation difference	(4,052)	(1,880)
Less: impairment charges	(933,167)	(796,218)

Property, plant and equipment, net	$5,564	$161,034

Depreciation expense, including equipment under capital lease for the years ended December 31, 2008 and 2007 were $45,918 and $105,697, respectively.

As of December 31, 2008, the Company tested for impairment test in accordance with the SFAS No. 142. Certain equipments were temporarily rendered idle with the closing of TV entertainment business and were subject to impairment test. The Company recognized an impairment loss of $136,949 and $796,218, respectively for the years ended December 31, 2008 and 2007.

As of December 31, 2008 and 2007, equipment under capital lease was included with the net book value of $0 and $282,393.

11.         INTANGIBLE ASSETS, NET

Intangible assets consist of the following:
	As of December 31,
	2008	2007

Prepaid license fee for television program broadcast right	$537,533	$537,533
Prepaid broadcasting network fee	508,628	508,628
Website development cost	427,742	425,435
Database development cost	692,769	110,000
Customers’ list	621,401	621,401
	2,788,073	2,202,997
Less: accumulated amortization	(1,251,435)	(1,086,991)
Less: impairment loss	(1,534,600)	(905,332)

Net book value	$2,038	$210,674

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

Amortization expense for the years ended December 31, 2008 and 2007 was $164,441 and $247,526, respectively.

Starting from the fourth quarter 2008, global economic conditions have deteriorated significantly across the countries and the demand for cross-border trading activities was adversely slowed down.

As of December 31, 2008 and 2007, the Company tested for impairment on its intangible assets in accordance with the SFAS No. 142. Based on the results of the Company's undiscounted cash flows calculation, the Company evaluated whether or not there was an impairment loss by comparing the fair value of the intangible asset to its carrying value. Since the carrying value of the intangible assets exceeded its fair value, the Company recognized an impairment loss of $629,268 and $905,332 for the years ended December 31, 2008 and 2007.

12.         INDEBTEDNESS

(a)           Bank loans

The Company’s subsidiary operating in Hong Kong is committed under certain secured bank term loans bearing interest at the rates ranging from 4.25% per annum to 5.5% per annum, payable in monthly installments, due fully and no later than February 2009. As of December 31, 2008, total amounts outstanding under bank loans were $58,442.

In the fourth quarter of 2008, the Company failed to meet certain loan repayment requirement under the debt agreements. In accordance with default provisions in the agreement, overdue interest will be charged at a rate ranging from 5% to 15.25% per annum on such late payments.

(b)           Letters of credit

The Company’s subsidiary operating in Hong Kong is committed under certain letters of credit and other trust receipt loans issued by DBS Bank (Hong Kong) Ltd and the Hongkong and Shanghai Banking Corporation Limited, independent financial institutions in Hong Kong, totaling $380,128 expiring through February 16, 2009.

13.         OBLIGATION UNDER CAPITAL LEASE

The Company purchased certain equipment under a capital lease arrangement with Dah Sing Bank, Limited, an independent financial institution in Hong Kong, with an interest rate of 9.83% per annum, due July 30, 2009 and repayable $13,615 principal and interest monthly.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

The obligation under the capital lease is as follows:
	As of December 31,
	2008	2007

Capital lease	$117,670	$238,678
Less: current portion	(117,670)	(146,416)

	$-	$92,262

As of December 31, 2008, the future payments on the equipment lease are as follows:

Years ending December 31:
2009	$122,538
Less: interest	(4,868)

Present value of net minimum obligation	$117,670

The Company’s studio equipment is held under capital lease and the related depreciation is included in depreciation expense.

In the fourth quarter of 2008, the Company failed to meet the with the monthly installment repayment under the capital lease agreement, totaling $27,230. In accordance with default provisions in the agreement, overdue interest will be charged at a rate of 3% per month on such late payment.

14.         INCOME TAXES

For the years ended December 31, 2008 and 2007, the local (“United States of America”) and foreign components loss before income taxes were comprised of the following:

	Years ended December 31,
	2008	2007
Tax jurisdictions from:
- Local	$(124,985)	$(5,745,385)
- Foreign	(3,730,794)	647,449

Loss before income taxes and minority interest	$(3,855,779)	$(5,097,936)

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

The (benefit from) provision for income taxes from continuing operations consisted of the following:

	Years ended December 31,
	2008	2007
Current:
- Local	$-	$-
- Foreign	(506,349)	738,222

Deferred:
- Local	-	-
- Foreign	(132,091)	72,387

(Benefit from) provision for income taxes	$(638,440)	$810,609

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in various countries: United States of America, Malaysia, Hong Kong and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

AAGH is registered in the State of Nevada and is subjected to United States tax law.

As of December 31, 2008, the United States operation had $17,998,044 cumulative net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carryforwards begin to expire in 2029. The Company has provided for a full valuation allowance of $6,119,335 for future tax benefits from net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiaries, Sino Trade, Idea Asia and CMP are subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% and 17.5% on assessable income for years ended December 31, 2008 and 2007, respectively. The reconciliation of income tax rate to the effective income tax rate based on (loss) income before income taxes for the years ended December 31, 2008 and 2007 are as follows:

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2008	2007

(Loss) income before income taxes	$(7,248,555)	$775,750
Statutory income tax rate	16.5%	17.5%
Income tax impact at Hong Kong Profits Tax statutory rate	(1,196,012)	135,756
Tax effect of non-taxable income and non-deductible expenses	258,926	602,066
Change in deferred tax liabilities	(132,091)	72,787
Over-provision of income tax expenses in prior years	(512,225)	-
Net operating loss carry back	937,086	-

Income tax (benefit) expenses	$(644,316)	$810,609

Income taxes recoverable (payable) as of December 31, 2008 and 2007 consists of Hong Kong Profits Tax of $183,151 and ($435,768), respectively.

During 2008, the Company filed the 2007 tax return and was cleared in July 2008. Accordingly, the Company recognized $512,225 of income tax benefits from the recovery of current income tax by means of carry back claims in excess of amounts previously recognized in prior years.

For the year ended December 31, 2008, the subsidiaries in Hong Kong incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recognized due to the uncertainty of the realization of any tax assets. As of December 31, 2008, Hong Kong operation generated approximately $5,679,312 of net operating loss carryforwards for Hong Kong tax purpose at no expiration.

Malaysia

AAGH’s consolidated variable interest entity is registered under the Labuan Offshore Financial Services Authority, Malaysia and subject to Malaysian Income Tax Law at a preferential rate of 3% of net income or a fixed sum of $5,876 (equivalent to Ringgit Malaysian 20,000). For the year ended December 31, 2008, the affiliate generated $3,039,054 from continuing operation before income taxes and provided for $5,876 of income tax expense.

The PRC

AAGH’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the PRC (the “New CIT Law”) at a statutory rate of 25% on the subsidiary's assessable profits, based on existing PRC tax legislation, interpretations and practices in respect thereof. The subsidiary was exempted from the Corporate Income Law because it generated an operating loss for the year ended December 31, 2008.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2008 and 2007:

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

	As of December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards from
- United States	$6,119,335	$6,076,840
- The PRC	260,443	240,417
- Hong Kong	937,086	-
Total deferred tax assets	7,316,864	6,317,257
Less: valuation allowance	(7,316,864)	(6,317,257)

Deferred tax assets	$-	$-

As of December 31, 2008, the Company incurred $25,413,645 the aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $7,316,864 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2008, the valuation allowance increased by $999,607, primarily relating to net operating loss carryforwards.

15.         STOCKHOLDERS’ EQUITY

(a)	Series A, Convertible Preferred Stock

On August 18, 2006, the Company entered into an employment agreement with its former president, Michael Mak, for an initial term of five years renewable for an additional five-year period until terminated by the parties. Compensation includes (i) a base salary of $60,000 per year, (ii) bonuses ranging from 0% to 120% of base salary; (iii) a signing bonus in the total gross amount of 2,000,000 shares of restricted common stock payable upon execution of the employment agreement, subject to certain terms and conditions, and (iv) a stock award of 500,000 shares of Series A Convertible Preferred Stock, convertible at 1 preferred share to 200 shares of common stock, payable upon execution of the employment agreement.

On October 9, 2007, the Company authorized the conversion of 100,000 shares of Series A Preferred Stock at a ratio of 1:200 into 20,000,000 shares of 144 restricted common stock to Mr. Michael Mak, the former Chief Executive Officer pursuant to the Agreement. Upon the conversion of 100,000 shares of Series A Preferred Stock, the par value of common stock totaling $20,000 is recognized as common stock issued and outstanding. The excess of $19,900 is recognized as a reduction to the additional paid-in capital.

On November 17, 2008, the Board of Directors approved the surrender of the 150,000 shares of the Series A Stock from Mr. Michael Mak, the former Chief Executive Officer. After the return, the 150,000 shares of the Series A Stock were cancelled and Mr. Michael Mak, the former Chief Executive Officer still controls the remaining 250,000 shares of the Series A Stock as of December 31, 2008.

As of December 31, 2008, the number of authorized and outstanding shares of the Company’s Series A Preferred Stock was 500,000 shares and 250,000 shares, respectively.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

(b)	Common stock

For the years ended December 31, 2008 and 2007, the Company had entered into various stock-based compensation agreements for services received relating to management services, business advisory, and legal and professional services and as compensation to the Company’s President pursuant to the Agreement. The shares of common stock issued or to be issued are as follows:

(i)
On May 22, 2008, the Company issued 2,000,000 shares of its common stock to Mr. Michael Mak, the former Chief Executive Director to compensate as signing bonus under the employment agreement dated August 18, 2006. The fair value of the common stock signing bonus totaled $414,000 and was recognized ratably over the one-year service period through August 17, 2007, under the employment agreement. The fair value was based on the quoted market value at $0.207 per share of the Company’s common stock as of the date of the employment agreement. For the period ended June 30, 2007, the Company recognized $204,164 of stock based compensation expense to the statement of operation; and

(ii)
At the same day of May 22, 2008, the Company approved and issued 1,000,000 shares and 500,000 shares of its common stock to Mr. John Leper, a director of the Company and Mr. Ng Hing, a former director of the subsidiary as remuneration compensation for their services. The fair value of these stock issuances was determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $0.0825 per share. The Company recognized $123,750 to the statements of operations for the year ended December 31, 2008.

(iii)
On January 31, 2007, the Company issued 26,500,000 unrestricted shares of common stock for services received relating to management services, business advisory, and legal and professional services valued at the fair market value on the dates of grant. The aggregate fair value of the 26,500,000 unrestricted shares of common stock granted was $2,757,325. The shares were issued under AAGH's Registration Statement on Form S-8 relating to the registration of the AAGH's 2007 Non-Qualified Incentive Stock Compensation Plan as filed with the SEC on January 31, 2007; and

(iv)
On August 27, 2007, the Company issued 28,500,000 unrestricted shares of common stock for services received relating to management services, business advisory, and legal and professional services valued at the fair market value on the dates of grant. The aggregate fair value of the 28,500,000 unrestricted shares of common stock granted was $2,536,500. The shares were issued under AAGH's Registration Statement on Form S-8 relating to the registration of the AAGH's 2007 Non-Qualified Incentive Stock Compensation Plan as filed with the SEC on August 27, 2007.

As of December 31, 2008, the number of authorized and outstanding shares of the Company’s common stock was 300,000,000 shares and 133,362,000 shares, respectively.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

16.         NET LOSS PER SHARE

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities, such as convertible preferred stock. No potential common stock is considered in the diluted loss per share calculation when the Company incurs loss from continuing operations since the effect would be anti-dilutive. The computation of diluted loss per share for the years ended December 31, 2008 and 2007, did not assume the exercise of the potential dilution of Series A Preferred Stock is anti-dilutive.

17.         PENSION PLANS

The Company's Hong Kong subsidiaries, Sino Trade, Idea Asia and CMP participate in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance ("MPF Scheme") for all of its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by the Company's Hong Kong subsidiaries operating in Hong Kong at 5% of the participants' relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of the Hong Kong subsidiaries' contributions together with accrued returns irrespective of their length of service with them, but the benefits are required by law to be preserved until the retirement age of 65. The total contributions made for MPF Scheme were $5,917 and $3,644 for the years ended December 31, 2008 and 2007, respectively.

Under the PRC Law, full-time employees of the Company's subsidiary, Wah Mau are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. Wah Mau is required to accrue for these benefits based on certain percentages of the employees' salaries. The total contributions made for such employee benefits were $6,886 and $4,976 for the years ended December 31, 2008 and 2007, respectively.

18.         STATUTORY RESERVES

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

Since Wah Mau has incurred a net operating loss under the PRC GAAP for the years ended December 31, 2008 and 2007, no appropriation to statutory reserves was made during these periods.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

19.         CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the year ended December 31, 2008, customers who account for 10% or more of revenues are presented as follows:
	Year ended December 31, 2008			December 31, 2008
Customers	Revenues	Percentage of revenues		Accounts receivable, net
Customer A	$609,323	12%		$-
Customer C	625,356	13%		-
Customer D	597,436	12%
Customer E	700,262	14%		-
Customer F	512,674	10%		-
Customer G	680,131	14%		-
Total:	$3,725,182	75%	Total:	$-

For the year ended December 31, 2007, customers who account for 10% or more of revenues are presented as follows:
	Year ended December 31, 2007			December 31, 2007
Customers	Revenues	Percentage of revenues		Accounts receivable, net
Customer A	$1,626,349	15%		$298,754
Customer B	1,440,245	13%		443,308
Customer C	1,279,003	12%		434,285
Customer D	1,277,377	12%		270,026
Customer E	1,253,951	12%		407,072
Customer F	1,158,256	11%		268,095
Customer G	1,088,408	10%		372,138
Total:	$9,123,589	85%	Total:	$ 2,493,678

(b)         Major vendors

For the year ended December 31, 2008, vendors who account for 10% or more of purchases are presented as follows:
	Year ended December 31, 2008			December 31, 2008
Vendors	Purchases	Percentage of purchases		Accounts payable
Vendor A	$2,301,282	56%		$142,949
Vendor B	1,776,923	43%		309,615
Total:	$4,078,205	99%	Total:	$452,564

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

For the year ended December 31, 2007, vendors who account for 10% or more of purchases are presented as follows:
	Year ended December 31, 2007			December 31, 2007
Vendors	Purchases	Percentage of purchases		Accounts payable
Vendor A	$1,726,923	39%		$366,785
Vendor B	1,036,154	23%		-
Vendor C	732,051	16%		111,218
Total:	$3,495,128	78%	Total:	$478,003

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

The Company’s interest-rate risk arises from short-term and long-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of December 31, 2008, all of borrowings were at fixed rates.

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

20.         COMMITMENTS AND CONTINGENCIES

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

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

(b)         Operating leases

The subsidiaries operating in Hong Kong and the PRC was committed under various non-cancelable operating leases with a term of 2 years with fixed monthly rentals, due June 15, 2010. Total rent expenses for the years ended December 31, 2008 and 2007 was $94,152 and $152,338.

Future minimum rental payments due under a non-cancelable operating lease are as follows:
Year ending December 31:
2009	$84,432
2010	33,616

Total:	$118,048

(c)         Contractual obligations

The Company has incurred various contractual obligations and financial commitments in the normal course of the operating and financing activities. As of December 31, 2008, the Company has the future contractual cash obligations with the aggregate interest charges and principals totaling $566,696 due with the next 12 months.

21.         COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Based on their evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as definded in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

ITEM 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with the rules required by the SEC for information required to be disclosed, in this annual report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness and the operation of the Company’s disclosure controls and procedures. Based upon their evaluation of these disclosure controls and procedures, Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective for accumulating recording, processing, summarizing and communicating, to the Company’s management, to ensure timely decisions regarding disclosure information needed within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This report does not include an attestation report by our independent registered public accounting firm, regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permits the Company to only provide management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On October 30, 2008, the Company filed with the Commission a Form 8-K stating that it had accepted the resignation of Michael Mak as the Chief Executive Officer, Interim Chief Financial Officer and Director of the Company.  The Company appointed John Leper to serve as Chief Executive Officer and Interim Chief Financial Officer and Hin Lee Kwong as a Director.

On December 2, 2008, the Company filed with the Commission a Form 8-K stating that Michael Mak would surrender 150,000 shares of the Series A Convertible Preferred Stock he has received pursuant to an employment agreement.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and officers, as of December 31, 2008, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position	Director Since

John A. Leper	53	Chief Executive Officer, Interim	2004
		Financial Officer and Director

Hin Lee Kwong	50	Secretary and Director	2008

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

Hin Lee Kwong, 50, has served as a Director of the Company’s wholly-owned subsidiary Sino Trade-Intelligent Development Corp. Ltd. (“Sino Trade”). Since joining Sino Trade, Mr. Kwong has been responsible for the overall strategy and administrative affairs of the Company. Prior to joining Sino Trade, Mr. Kwong served in key management roles in several Hong Kong and PRC companies specializing in the areas of business development and marketing. Mr. Kwong served as Production and Quality Control Manager for Outboard Marine Asia Limited for eight years, managing the Company’s production facilities. Mr. Kwong then joined LTK Industrial Limited, an electrical and power cable manufacturing company, as Product Marketing Manager and oversaw their production and product management. In 1991, Mr. Kwong joined SongLam Industrial Limited as Business Development Manager. With SongLam, Mr. Kwong’s primary responsibility was promotion and marketing of the Company’s portfolio of merchandises.

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

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Background and Compensation Philosophy

Our board of directors consists of two individuals:  (1) John Leper, our Chief Executive Officer, Interim Chief Financial Officer; and (2) Hin Lee Kwong, our Secretary.  Our board of directors have historically determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers’ to our success.  Each of the named officers will be measured by a series of performance criteria by the board of directors, or the compensation committee when it is established, on a yearly basis.  Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

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

Base Salary

The yearly base salary of our former CEO Mr. Michael Mak for the years of 2008 and 2007 was $60,000 of which $0 was paid in 2007 and $0 was paid in 2008. Mr. John Leper and Mr. Hin Lee Kwong received no salary in 2008 or 2007.

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

We have not established equity based incentive program and have not granted stock based awards as a component of compensation, apart from the common stock award of approximately 2,000,000 shares of restricted common stock and an award of 500,000 shares of series A convertible preferred stock to our former CEO Mr. Michael Mak as an employment signing bonus.  In the future, we may adopt and establish an equity incentive plan pursuant to which awards may be granted if our board of directors determines that it is in the best interests of our stockholders and the Company to do so.

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

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Bonus Shares ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Mak, Former CEO & CFO	2008
	2007	60,000	260,877	(1)	0	0	0	0	0	320,877

John Leper, CEO	2008	0	82,500	(2)	0	0	0	0	0	82,500
	2007	0	0		0	0	0	0	0	0

(1)
Bonus awards represented 2,000,000 shares of restricted common stock payable to the Company’s former President, Mr. Michael Mak as a signing bonus to be earned over one year as part of a compensation package upon the execution of the employment agreement

(2)	Bonus shares represented 1,000,000 shares of restricted common stock payable to the Company’s Chief Executive Officer, Mr. John Leper as remuneration compensation for his services

SERVICE AGREEMENTS WITH DIRECTORS AND EXECUTIVE OFFICERS

On October 29, 2008, the Company accepted the resignation of Michael Mak as the Company’s Chief Executive Officer, Chief Financial Officer and as a Director. Previously, on August 18, 2006, we entered into an Employment Agreement with Mr. Michael Mak which was terminated upon his resignation.  Prior to the acceptance of Mr. Mak’s resignation, the Board of Directors appointed John Leper, Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer. The Board also appointed Hin Lee Kwong as Secretary and as a Director of the Board.

We will bear all travelling and travel-related expenses, entertainment expenses and other out-of-pocket expenses reasonably incurred by Mr. Leper or Mr. Kwong in the process of discharging their respective duties on our behalf.

Except as disclosed herein, we have no other existing or proposed agreements with any of our officers and directors.

BONUSES AND DEFERRED COMPENSATION

We do not have any deferred compensation or retirement plans.  We do not have a compensation committee; all decisions regarding compensation are determined by our entire board of directors.

OPTION GRANTS IN THE LAST FISCAL YEAR

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal year 2008.  As of December 31, 2008, none of our executive officers or directors owned any of our derivative securities.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership - Certain Beneficial Owners

Beneficial ownership is shown as of March 24, 2008, for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our three other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended December 31, 2007, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at Millenium City 1, 32/F, Tower 1, Millenium City, 388 Kwun Tong Road, Kwun Tong, Kowloon, Hong Kong

Security Ownership - Certain Beneficial Owners

Amount
		And			Percentage
		Nature of			of Class
		Beneficial			Beneficially
Beneficial Owner (including address)	Title of class	Ownership (1)		Total	Owned
Stanford International Holding Corporation (2)	Common	11,500,000	D	11,500,000	8.6%
834 S. Broadway, 5th Floor, Los Angeles, CA 90014

Notes:

(1)	(D) stands for direct ownership; (I) stands for indirect ownership

(2)
Michael Mak, our former Chief Executive Officer, former interim Chief Financial Officer and former Director, is also the Chief Executive Officer and beneficial owner of 100% of Stanford International Holding Corporation (“Stanford”).  According to the Schedule 13D filed with the Commission on June 28, 2004, by Stanford, in which Stanford owns 11,500,000 shares (approximately 8.6%) of our issued and outstanding Common Stock.

Security Ownership – Management

		Amount
		And			Percentage
		Nature of			of Class
		Beneficial			Beneficially
Beneficial Owner (including address)	Title of class	Ownership (1)		Total	Owned
Michael Mak (3)	Common	22,000,000	(2) D	22,000,000	16.5%

John Leper (4)(5)
	-	1,000,000		1,000,000	0.75%

All officers & directors (as a group)	-	23,000,000		23,000,000	17.2%

Notes:

(1)	(D) stands for direct ownership; (I) stands for indirect ownership

(2)
Pursuant to an Employment Agreement (dated August 18, 2006) with Mr. Michael Mak, our former Chief Executive Officer, Mr. Mak received 500,000 shares of Series A Convertible Preferred Stock (“Series A Shares”), which is convertible to 100,000,000 shares of the Company’s Common Stock.  On October 9, 2007, Mr. Mak requested that 100,000 shares of the Series A Shares be converted into 20,000,000 144 Restricted shares of the Company’s Common Stock, which have been included as part of Mr. Mak’s total beneficial ownership. On November 17, 2008, Mr. Mak notified the Board of Directors that he was surrendering 150,000 shares of Series A Stock back to the Company for cancellation. The Board of Directors approved the surrendering of the 150,000 shares of the Series A Stock. After the return of the 150,000 shares of the Series A Stock, Mr. Mak still controls 250,000 shares of the Series A Stock. The Company contacted its transfer agent to cancel the 150,000 shares of the Series A Stock.

(3)
Mr. Michael Mak, our former Chief Executive Officer, former interim Chief Financial Officer and former director, has 250,000 shares of Series A Convertible Preferred Stock (“Series A Shares”), which is convertible to 50,000,000 Shares of the Company’s Common Stock. Pursuant to the Certificate of Designation, the Series A Shares have the right to vote as if converted. If Mr. Mak was to convert all his Series A Shares, the total outstanding would increase to 184,862,000 shares. Mr. Mak, through his holdings and that of Stanford would then control 45.2% of the Company’s outstanding shares.

(4)	Officer

(5)	Director

Changes in Control

There are no arrangements, known to the Registrant, including any pledge by any person of securities of the Registrant which may at a subsequent date result in a change in control of the Registrant.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

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

Amounts Due From/To Affiliate

As of December 31, 2008, a balance of $8,452 due to the former Chief Executive Officer and the former Chief Financial Officer of the Company, Mr. Michael Mak, represented temporary advance to the Company which was unsecured, interest-free and had no fixed repayment term.

Director Independence

At this time, the Company has no directors that meet the requirements as “independent” (as defined by Item 407(a)(1) of Regulation S-K).

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by HLB Hodgson Impey Cheng (“HLB”), the Company’s former auditors, Clancy and Co., P.L.L.C. ("Clancy" for the services rendered during the year ended December 31, 2007) and the Company's current auditors, ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited) ("ZYCPA") for professional services rendered for the years ended December 31, 2008 and 2007:

	2008	2007
Service	ZYCPA	ZYCPA	HLB	Clancy
Audit Fees	$40,000	$70,000	$32,000	$16,750

Audit Related		3,500	5,000
Fees

Tax Fees

All Other Fees

TOTAL	$40,000	$73,500	$37,000	$16,750

Audit fees consist of the aggregate fees billed for services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Forms 10-Q and for any other services that are normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

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

3.4	Demand Promissory Note in the principal amount of US$19,506.16, dated March 8, 2002 from the Company in favor of Fred Tse (Exhibit 4.4 to Form SB-2 filed with the Commission on April 25, 2002)

3.5	Assignment, dated June 30, 2004, between the Company and Archer Pacific Management Inc. (Exhibit 10.1 to Form 10-QSB filed with the Commission on November 22, 2004).

3.6	Assignment, dated June 30, 2004, between the Company and Fred Tse (Exhibit 10.2 to Form 10-QSB filed with the Commission on November 22, 2004).

3.7	Share Exchange Agreement (Exhibit 10.1 to Form 8-K filed with the Commission on March 9, 2004)

4.1	Form of Subscription Agreement (Exhibit 99.1 to Form SB-2 filed with the Commission on April 25, 2002)

6.1	Management Agreements (Exhibit 10.1through 10.12 to Form 8-K filed with the Commission on November 3, 2006)

6.2	Employment Agreement with Michael Mak (Exhibit 10.1 to Form 8-K filed with the Commission on October 27, 2006)

21	*Subsidiaries List (filed herewith)

24	*Power of Attorney (filed herewith) (see signature page)

31.1	*Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

31.2	*Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

32.1	*Certificate pursuant to 18 U.S.C. ss. 1350 for John Leper, Chief Executive Officer (filed herewith)

32.2	*Certificate pursuant to 18 U.S.C. ss. 1350 for John Leper, Chief Financial Officer (filed herewith)

* - Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA GLOBAL HOLDINGS CORP.

/s/ John A. Leper
JOHN A. LEPER, Chief Executive Officer
(Principal executive officer)

/s/ John A. Leper
JOHN A. LEPER, Interim Chief Financial Officer
(Principal financial officer)
Dated: April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2008.

Each person whose signature appears below constitutes and appoints John A. Leper as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title

/s/ John A. Leper	Chief Executive Officer, Interim Chief Financial Officer (Principal executive officer and Director)
John A. Leper

/s/ Hin Lee Kwong	Secretary and Director
Hin Lee Kwong