Form 10-Q/A
period 2008-09-30
ASIA GLOBAL HOLDINGS CORP.
filed 2009-04-27
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended September 30, 2008

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-64804

ASIA GLOBAL HOLDINGS CORP.
(Exact Name of small business issuer as specified in Its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	75-3026459 (I.R.S. Employer Identification No.)

Unit 601B, 6 th Floor, Tower 1 833 Cheung Sha Wan Road Kowloon, Hong Kong (Address of principal executive offices)	(Zip code)

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
Yes √       No  ☐

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
TABLE OF CONTENTS

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, originally filed with the United States Securities and Exchange Commission (SEC) on November 17, 2008, is being filed to reflect the restatement of its condensed consolidated financial statements, the notes thereto, and related disclosures for the quarter ended September 30, 2008. The restatements are to correct an error in applying accounting principles for revenue recognition during the quarter.

PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ASIA GLOBAL HOLDINGS CORP.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AND RESTATED)

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

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2008	December 31, 2007
	(Unaudited and Restated)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$146,497	$846,907
Restricted cash	543,409	558,104
Accounts receivable, trade	586,380	2,953,719
Amounts due from a related party	39,675	530,706
Income tax credit	254,180	-
Prepayments and other current assets	182,266	87,115
Total current assets	1,752,407	4,976,551

Property, plant and equipment, net	154,226	161,034
Intangible assets, net	681,879	210,674

TOTAL ASSETS	$2,588,512	$5,348,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft, secured	$213,411	$163,056
Secured bank loan - current portion	181,698	784,600
Obligation under capital lease - current portion	130,220	146,416
Letters of credit	577,244	484,006
Accounts payable and accrued liabilities	747,830	838,239
Income tax payable	10,283	435,768
Amount due to a related party	-	106,208
Total current liabilities	1,860,686	2,958,293

Long-term liabilities:
Secured bank loan	-	6,410
Obligation under capital lease	-	92,262
Deferred tax liabilities	132,091	132,091
Total long-term liabilities	132,091	230,763

Total liabilities	1,992,777	3,189,056

Commitment and contingencies

Stockholders’ equity:
Series A, convertible preferred stock, $0.001 par value; 500,000 shares authorized; 400,000 shares and 400,000 shares issued and outstanding shares as of September 30, 2008 and December 31, 2007	400	400
Common stock, $0.001 par value; 300,000,000 shares authorized; 133,362,000 and 129,862,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007	133,362	129,862
To be issued: 0 shares and 2,000,000 shares as of September 30, 2008 and December 31, 2007	-	414,000
Additional paid-in capital	17,941,022	17,406,772
Accumulated other comprehensive (loss) income	(8,084)	6,258
Accumulated deficit	(17,470,965)	(15,798,089)
Total stockholders’ equity	595,735	2,159,203

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,588,512	$5,348,259

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Restated)		(Restated)
Revenues, net	$605,681	$3,843,631	$4,967,966	$6,861,823

Cost of revenue	2,313,634	1,107,095	3,974,407	2,131,005

Gross (loss) profit	(1,707,953)	2,736,536	993,559	4,730,818

OPERATING EXPENSES:
Sales and marketing	1,536,202	379,838	2,063,825	737,660
Consulting and professional fee	23,249	2,279,962	138,028	5,243,543
Depreciation and amortization	67,712	47,141	142,865	121,288
Stock based compensation to executive	-	56,713	123,750	260,877
General and administrative	200,055	251,834	542,810	1,130,692
Total operating expenses	1,827,218	3,015,488	3,011,278	7,494,060

LOSS FROM OPERATIONS	(3,535,171)	(278,952)	(2,017,719)	(2,763,242)

Other income (expense):
Other income	1,055	5,249	18,166	12,607
Interest expense	(18,466)	(22,875)	(71,921)	(51,501)
	(17,411)	(17,626)	(53,755)	(38,894)
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(3,552,582)	(296,578)	(2,071,474)	(2,802,136)

Income tax benefit (expenses)	111,941	(314,257)	578,847	(472,885)

LOSS FROM CONTINUING OPERATIONS	(3,440,641)	(610,835)	(1,492,627)	(3,275,021)

Loss from discontinued operations	-	(347,408)	(180,249)	(703,346)
Minority interest	-	(9,206)	-	281,338

NET LOSS	$(3,440,641)	$(967,449)	$(1,672,876)	$(3,697,029)

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(1,162)	(196)	(14,342)	2,212

COMPREHENSIVE LOSS	$(3,441,803)	$(967,645)	$(1,687,218)	$(3,694,817)

Basic weighted average number of shares	133,362,000	93,584,222	131,521,259	82,909,222

Per share information:
From continuing operation– Basic and diluted	$(0.03)	$(0.01)	$(0.01)	$(0.04)
From discontinued operation– Basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)
Net income (loss) per share – Basic and diluted	$(0.03)	$(0.01)	$(0.01)	$(0.04)

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2008	2007
	(Restated)
Cash flows from operating activities:
Loss from continuing operations	$(1,492,627)	$(3,275,021)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Stock-based compensation to executives, non-cash	123,750	260,877
Common stock issued for services, non-cash	-	4,982,325
Depreciation and amortization	142,865	121,288
Change in operating assets and liabilities:
Accounts receivable, trade	2,367,339	(1,173,596)
Inventories	-	(910)
Prepayments and other current assets	(135,604)	(79)
Accounts payables and accrued liabilities	(42,631)	917,278
Income tax credit	(254,180)	-
Income tax payable	(425,485)	451,591
Amount due to a related party	(106,208)	74,291
Net cash (used in) provided by operating activities	177,219	2,358,044
Net cash used in discontinued operations	(182,417)	(1,560,622)

Cash flows from investing activities:
Increase in restricted cash	14,695	(266,497)
Expenditure on intangible assets	(585,077)	-
Purchase of property, plant and equipment	(26,433)	(887,251)
Net cash used in investing activities	(596,815)	(1,153,748)
Net cash used in discontinued operations	-	(107,940)

Cash flows from financing activities:
Repayment of (advance from) amount due from related parties	492,655	(118,142)
Net increase (decrease) in bank overdraft	50,355	91,967
Advances (repayment) under letters of credit	93,238	443,654
Drawdown of bank loan	115,385	134,704
Repayment of bank loan	(724,697)	(437,930)
Issue of promissory note	-	370,000
Repayment of capital lease	(108,458)	-
Net cash provided by (used in) financing activities	(81,522)	484,253
Net cash used in discontinued operations	(1,624)	17,237

Effect of exchange rate change on cash and cash equivalents	(15,251)	2,212

NET CHANGE IN CASH AND CASH EQUIVALENTS	(700,410)	39,436

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	846,907	22,514

CASH AND CASH EQUIVALENTS, END OF PERIOD	$146,497	$61,950

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$100,818	$21,294
Cash paid for interest expenses	$71,921	$51,540

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Amounts due from minority shareholders in relation to unsettled investment cost of a subsidiary	$-	$820,000

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited and Restated)

	Series A, Convertible Preferred Stock		Common stock		Common stock to be issued		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount

Balance as of January 1, 2008	400,000	$400	129,862,000	$129,862	2,000,000	$414,000	$17,406,772	$6,258	$(15,798,089)	$2,159,203

Bonus shares issued to an executive, non-cash	-	-	2,000,000	2,000	(2,000,000)	(414,000)	412,000	-	-	-

Stock based compensation to executives, non-cash	-	-	1,500,000	1,500	-	-	122,250	-	-	123,750

Net loss for the period	-	-	-	-	-	-	-	-	(1,672,876)	(1,672,876)

Foreign currency translation adjustment	-	-	-	-	-	-	-	(14,342)	-	(14,342)

Balance as of September 30, 2008	400,000	$400	133,362,000	$133,362	-	$-	$17,941,022	$(8,084)	$(17,470,965)	$595,735

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

NOTE - 2 O RGANIZATION AND BUSINESS BACKGROUND

Asia Global Holdings Corp. (the “Company” or “AAGH”) was incorporated in the State of Nevada on February 1, 2002 as Longbow Mining Inc. On May 12, 2004, Longbow Mining Inc. changed its name to BonusAmerica Worldwide Corporation. On June 6, 2006, the Company changed its name to Asia Global Holdings Corp. AAGH is focused on building businesses in the People’s Republic of China (“PRC”) and other emerging regions and markets in Asia and worldwide. The Company has subsidiaries participating in media and advertising, marketing services and internet commerce. During 2007, AAGH entered the television entertainment market, where we plan to sell advertising slots that air during the broadcast of “ Who Wants To Be A Millionaire? ” TV show in the PRC. The head-quarters of AAGH are located in Hong Kong and the Company also has offices in the United States of America (“United States”) and the PRC.

In February 2008, the Board of the Company decided to discontinue the production of new episodes for “ Who Wants To Be a Millionaire? ” TV show due to the poor performance of the sales and distribution team.

In June 2008, the Company established a new branch office in Labuan, Malaysia for the business expansion in Asia Pacific region.

Details of the Company’s subsidiaries and affiliate are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Sino Trade-Intelligent Development Corp., Limited (“Sino Trade”)	Hong Kong, a limited liability company	Publishing & information service and advertisement in Hong Kong	5,000,000 issued shares of HK$1 each	100%

Idea Asia Limited (“Idea Asia”)	Hong Kong, a limited liability company	Investment holding in Hong Kong	10,000 issued shares of HK$1 each	100%

China Media Power Limited (“CMP”)	Hong Kong, a limited liability company	TV entertainment in the PRC	16,000,000 issued share of HK$1 each	60%

Wah Mau Corporate Planning Development Co., Ltd (“Wah Mau”)	The PRC, a limited liability company	Development of corporate images and business promotion in the PRC	RMB1,000,000	100%

DYKN Corporation	Malaysia, a limited liability company	Publishing & information service and advertisement in Malaysia	10,000 issued shares of US$1 each	100%

Asia Global Holdings Corp. and its subsidiaries and affiliate are hereinafter referred to as (the “Company”).

NOTE - 3   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

☐	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

☐	Basis of consolidation

The condensed consolidated financial statements include the financial statements of AAGH, its wholly-owned and majority-owned subsidiaries including variable interest entities ("VIEs") for which the Company is the primary beneficiary. All significant inter-company balances and transactions within the Company have been eliminated.

The Company has adopted the Financial Accounting Standards Board ("FASB") Interpretation No. 46R, “ Consolidation of Variable Interest Entities” , an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46R"). FIN 46R requires a Variable Interest Entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the company is the primary beneficiary of these entities. The results of variable interest entities established during the year are included in the consolidated income statements from the effective date.

☐	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

☐	Accounts receivable

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

☐	Property, plant and equipment, net

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

☐	Intangible assets

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

☐	Impairment of long-lived assets

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

☐	Revenue recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “ Revenue Recognition” , the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

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

(b)   TV Broadcasting

Revenues from TV broadcasting service are recognized in the period when television episodes are aired by the TV station and collection is probable.

☐	Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes” , which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statements of operations in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

The Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” ( "FIN 48" ) . FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

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

☐	Net income (loss) per share

The Company calculates net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

☐	Comprehensive income (loss)

SFAS No. 130, “Reporting Comprehensive Income” , establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

☐	Foreign currencies translation

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with SFAS No. 52, “ Foreign Currency Translation” , using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

☐	Stock-based compensation

The Company adopts SFAS No. 123 (revised 2004), “ Share-Based Payment “, using the fair value method on January 1, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values.

☐	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

☐	Segment reporting

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

☐	Fair value of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” . The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

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

☐	Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ( "SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” . The Company does not expect the adoption of SFAS No. 162 to have a material effect on the financial condition or results of operations of the Company.

In May 2008, the FASB issued SFAS No. 163, " Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 " ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued FSP APB 14-1, " Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible   debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

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

Also in June 2008, the FASB ratified EITF No. 07-5, " Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock " ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations and does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

NOTE - 4   DISCONTINUED OPERATIONS

On February 15, 2008, the Board of the Company decided to suspend the production of new episodes for “ Who Wants To Be a Millionaire? ” TV show due to the poor performance of the sales and distribution team.

On February 25, 2008, its subsidiary, China Media Power Limited (“CMP”) decided to discontinue the “ Who Wants To Be a Millionaire? ” TV show and will consummate the business restructuring plan. The Company considered that no additional charges associated with the business restructuring would be anticipated.

Loss from discontinued operations was reported as $180,249 and $703,346 for the nine months ended September 30, 2008 and 2007, respectively. Prior period financial statements for the period ended September 30, 2007 have been restated to present the operation in “ Who Wants To Be a Millionaire? ” TV show as a discontinued operation.

In conjunction with the discontinuance of operations, the Company recognized a loss $180,249 for the nine months ended September 30, 2008 to write down the carrying amounts of the related assets. The assets and liabilities of the discontinued operations as of September 30, 2008 consisted of the following:

	September 30, 2008	December 31, 2007
		(Audited)
Assets of discontinued operation:
Cash and cash equivalents	$287	$4,378
Accounts receivable	78,137	78,137
Prepayments and other current assets	6,401	46,863
Amount due from a related party	39,677	38,053
Intangible assets, net	5,157	5,157

Total assets	$129,659	$172,588

Liabilities of discontinued operation:
Accounts payable and accrued liabilities	123,896	171,675
Amount due to a related party (including intercompany items)	885,153	705,203

Total liabilities	$1,009,049	$876,878

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

NOTE - 10   INCOME TAXES

For the period ended September 30, 2008 and 2007, the local (“the United States”) and foreign components of income (loss) from continuing operations before income taxes and minority interest were comprised of the following:

	Nine months ended September 30,
	2008	2007

Local	$(223,584)	$(5,405,263)
Foreign	(1,847,890)	2,603,127

Loss before income taxes and minority interest	$(2,071,474)	$(2,802,136)

The provision for (benefit from) income taxes from continuing operations consisted of the following:

	Nine months ended September 30,
	2008	2007
Current:
Local	$-	$-
Foreign	(578,847)	472,885

Deferred:
Local	-	-
Foreign	-	-

(Benefit from) provision for income taxes	$(578,847)	$472,885

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

Hong Kong

As of September 30, 2008 and December 31, 2007, the Hong Kong profits tax rate was 16.5% and 17.5%, respectively. For the nine months ended September 30, 2008, no provision for Hong Kong profits tax has been made as the Company’s subsidiaries operating in Hong Kong incurred an operating loss of $4,800,285. For the nine months ended September 30, 2007, the Company provided $472,885 for the Hong Kong profits tax based on its operating income.

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

Deferred tax assets and liabilities reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax assets and liabilities as of September 30, 2008 were as follows:

Deferred tax assets:
Net operating loss carryforwards from:
U.S.	$6,122,258
Hong Kong	775,002
The PRC	255,561
7,152,821
Deferred tax liabilities:
Depreciation	(132,091)

Less: valuation allowance	(7,152,821)

Net deferred tax liabilities	$(132,091)

As of September 30, 2008, the aggregate cumulative tax losses of $24,407,369 are available to be carried forward indefinitely to offset future taxable income, if unutilized. The deferred tax assets consists mainly of tax losses from differing tax regimes and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future.

The Company adopted the provisions of FIN 48 on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attribute for the tax positions taken, or expected to be taken, on a tax return. The Company files tax returns in the various tax jurisdictions in which its subsidiaries or branch operates, principally the United States, Hong Kong and Malaysia, as follows:

☐	United States, its tax years 2005 to 2007 returns remain open by examination by IRS

☐	Hong Kong, 2007 tax returns have been filed and cleared in the second quarter of 2008. The Company recognized $512,225 of income tax benefits from the over-provision in prior years.
☐	Malaysia, 2007 returns have been filed and are in the normal process.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Restated)		(Restated)
Basis and diluted income (loss) per share calculation

Numerator:
Net loss in computing basic and diluted net income per share	$(3,440,641)	$(967,449)	$(1,672,876)	$(3,697,029)

Denominator:
Weighted average ordinary shares outstanding – Basic and diluted	133,362,000	93,584,222	131,521,259	82,909,222

Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.01)	$(0.04)

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

NOTE - 16   RESTATEMENT OF FINANCIAL STATEMENT

On April 14, 2009, the management and Board of Directors of Asia Global Holding Corporation (the “Company”) concluded that the Company’s previously issued financial statements as of and for the three months and nine months ended September 30, 2008, as included in the Quarterly Report on Form 10-Q filed with the Commission on November 19, 2008 (the “September 30, 2008 Form 10-Q”) should no longer be relied upon because of errors in such financial statements.  As a result of these errors, the Company will restate the financial statements described above to correct its accounting for revenue recognition (“the Restatements”).

During the first three quarters of the year the Company saw a very strong growth in Media and Advertising sales from the Company’s subsidiary, Sino Trade.  However near the end of 2008 and beginning of 2009 Sino Trade began feeling the effects of the global financial turndown. Sino Trade focuses exclusively on selling business-to-business advertising to small manufactures in China. The financial meltdown during the fourth quarter of 2008 harshly impacted Sino Trade’s core client base of small and medium sized manufacturers located in China who engage in manufacturing and exporting products to the United States. This segment of manufacturers in China simultaneously experienced severe cut-backs on bank facilities and a severe drop in export demand. The segment saw numerous factory closings and cutbacks at the end of year 2008, particularly in Southern China – the location of much of Sino Trade’s key client base. The adverse financial effect on the core customer group was far worse than Sino Trade originally anticipated. The full effect was not fully realized until the first quarter of 2009 when it became more apparent to Sino Trade management that many of its customers may not recover from the recent global financial crisis soon if at all. As a result, this adverse impact on the Sino Trade core customer base cast doubt on a considerable portion of sales the Company recorded in the three-month period ended September 30, 2008 as management cannot be certain of when or what portion of Sino Trade’s account receivables can be fully collected.

The following table presents the effects of the restatement adjustment on the accompanying unaudited condensed consolidated financial statements as of and for the quarter ended September 30, 2008:

	As Previously		Net
	Reported	Restated	Adjustment
Condensed Consolidated Balance Sheet
Accounts receivable, trade	$4,852,879	$586,380	$(4,266,499)
Total current assets	$6,018,906	$1,752,407	$(4,266,499)
Accumulated deficit	$(13,204,466)	$(17,470,965)	$(4,266,499)
Total stockholders’ equity	$4,862,234	$595,735	$(4,266,499)

	Three months ended September 30, 2008
	As Previously		Net
	Reported	Restated	Adjustment
Consolidated Statement of Operations and Comprehensive loss
Revenue, net	$4,872,180	$605,681	$(4,266,499)
Gross (loss) profit	$2,558,546	$(1,707,953)	$(4,266,499)
Loss from operations	$731,328	$(3,535,171)	$(4,266,499)
Loss before income taxes and minority interest	$713,917	$(3,552,582)	$(4,266,499)
Loss from continuing operations	$825,858	$(3,440,641)	$(4,266,499)
Net loss	$825,858	$(3,440,641)	$(4,266,499)
Comprehensive (loss) income	$824,696	$(3,441,803)	$(4,266,499)

Per share information:
From continuing operation– Basic and diluted	$0.01	$(0.03)	$(0.04)
Net (loss) income per common share — basic and diluted	$0.01	$(0.03)	$(0.04)

	Nine months ended September 30, 2008
	As Previously		Net
	Reported	Restated	Adjustment
Consolidated Statement of Operations and Comprehensive loss
Revenue, net	$9,234,465	$4,967,966	$(4,266,499)
Gross (loss) profit	$5,260,058	$993,559	$(4,266,499)
Loss from operations	$2,248,780	$(2,017,719)	$(4,266,499)
Loss before income taxes and minority interest	$2,195,025	$(2,071,474)	$(4,266,499)
Loss from continuing operations	$2,773,872	$(1,492,627)	$(4,266,499)
Net loss	$2,593,623	$(1,672,876)	$(4,266,499)
Comprehensive (loss) income	$2,579,281	$(1,687,218)	$(4,266,499)

Per share information:
From continuing operation– Basic and diluted	$0.02	$(0.01)	$(0.03)
Net (loss) income per common share — basic and diluted	$0.02	$(0.01)	$(0.03)

	As Previously		Net
	Reported	Restated	Adjustment
Condensed Consolidated Statement of Cash Flow
Loss from continuing operations	$2,773,872	$(1,492,627)	$(4,266,499)
Accounts receivable, trade	$(1,899,160)	$2,367,339	$(4,266,499)

	As Previously		Net
	Reported	Restated	Adjustment
Condensed Consolidated Statement of Stockholders’ Equity
Net loss for the period	$2,593,623	$(1,672,876)	$(4,266,499)
Total stockholders’ equity	$(13,204,466)	$(17,470,965)	$(4,266,499)

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

Overview and Future Plan of Operations

In the first nine months of 2008 our year-on-year revenues were down 27.5% to $4,967,966 with a net loss of $1,672,876. During the first part of the year the Company saw a very strong growth in Media and Advertising sales from the Company’s subsidiary, Sino Trade.  However near the end of 2008 and beginning of 2009 Sino Trade began feeling the effects of the global financial turndown. During the first half of the year we completely revamped our TV Entertainment business strategy and greatly expanded our TV show catalogue to include over 200 program formats for which we have the exclusive distribution rights in China. Having expanded our programming catalog by mid year we were able to open up a number of new negotiations with multinational brand advertisers and PRC TV broadcasters. We expect to begin seeing our first round of new sponsorship deals resulting from our new strategy and expanded programming catalog. All business related to TV Entertainment is now conducted through our Idea Asia subsidiary. We discontinued all operations of our China Media Power (CMP) subsidiary in the previous quarter.

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

Michael Mak will continue as a Director of Sino Trade-Intelligent Development Corp Ltd. (“Sino Trade”), a wholly-owned subsidiary of AAGH. Hin Lee Kwong will also continue to serve as a Director of Sino Trade and retain his responsibility for its overall strategy and administration.AAGH and Mr. Mak mutually agreed to cancel 150,000 shares of the Company’s preferred stock currently held by Mr. Mak even though he will continue as a Director of Sino Trade.

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

Going Forward
Going forward in theMedia and Advertising segment of our business will require overcoming the challenges presented by the effect the global financial downturn has had on our customer base. Also we plan to develop a new stream of revenue from our TV entertainment business as the new distribution strategy began in February of this year gains traction. We also plan to continue to seek new opportunities in China TV entertainment. We expect to continue this course of business through the remainder of 2008 and into 2009.

Media & Advertising going forward. Sino Trade focuses exclusively on selling business-to-business advertising to small manufactures in China. The financial meltdown during the fourth quarter of 2008 harshly impacted Sino Trade’s core client base of small and medium sized manufacturers located in China who engage in manufacturing and exporting products to the United States. This segment of manufacturers in China simultaneously experienced severe cut-backs on bank facilities and a severe drop in export demand. The segment saw numerous factory closings and cutbacks at the end of year 2008, particularly in Southern China – the location of much of Sino Trade’s key client base. Going forward we will need to over these challenges.

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

Results of Operations for the Three and Nine Months Ended September 30, 2008 and September 30, 2007

During the three and nine month periods ended September 30, 2008 we experienced a loss of $3,440,641 on revenue of $605,681 and a loss of $1,672,876 on revenue of $4,967,966 respectively. To improve our income position in the advertising sales business in China we will need to overcome the challenges presented by the effects the global downturn has had on our core customer base. We will look at new alternatives to improvement in our TV entertainment business. During the three and nine months periods ended September 30, 2008, we generated all of our revenue from our Media & Advertising division.

The following tables set forth our revenues by each operational division for the three and nine month periods ended September 30, 2008 and 2007:

Jan - Sep	2008	2007	Variance	%
Media & Advertising	$4,967,966	$6,861,759	$(1,893,793)	-27%
TV Entertainment	$0	$0	$0	0
Asia Global Corporate	$0	$64	$(64)	-100%
July-Sep
Media & Advertising	$605,681	$3,843,631	$(3,237,950)	-84%
TV Entertainment	$0	$0	$0	0
Asia Global Corporate	$0	$0	$0	0%

Revenue – Media & Advertising

During the three and nine month periods ended September 30, 2008, our revenues from the Media & Advertising segment were 605,681and $4,967,966 respectively, compared to the 2007 figures of $3,843,631 and $6,861,759. Hence we experienced an decrease of revenue of 84% and 27.6% respectively from the comparable three and nine month periods ended September 30, 2007. The decreases are primarily attributable to the effects the global downturn and the effect it had on our core customer base.

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

Cost of Sales (from continuing operations)

Jan - Sep 2008	2008	2007	Variance		%
Media & Advertising	$3,947,993	$2,131,005		$1,816,988	85%
TV Entertainment	$26,414	$0		$26,414	0%
Asia Global Corporate	$0	$0		$0	0%
Discontinued operation	$46,202	$297,715		$(251,513)	-84%
July-Sep 2008
Media & Advertising	$2,313,634	$1,107,095		$1,206,539	109%
TV Entertainment	$0	$0		$0	0%
Asia Global Corporate	$0	$0		$0	0%
Discontinued operation	$0	$297,714	$	(-297,714)	-100%

For the three months ended September 30, 2008 cost of sales totaled $2,313,634 representing 382% of our total revenue of $605,681 as compared to $1,107,095, 29% of total revenue of $3,843,631 for the three months ended September 30, 2007. The increase in cost of sales as a percentage of sales for the three months ended September 30, 2008 is attributable to a steep decline in sales and increases in printing costs and costs of direct marketing in our Media and Advertising segment.

For the nine months ended September 30, 2008 cost of sales was $4,020,609 (including discontinued operations), representing 81% of our total revenue of $4,967,966 as compared to $2,428,720 (including discontinued operations), 35% of total revenue of $6,861,759 for the nine months ended September 30, 2007. The increase in cost of sales as a percentage of sales for the nine months ended September 30, 2008 is primarily attributable to steep decrease in revenues form our advertising sales business combined with increases in printing costs and costs of direct marketing in our Media and Advertising segment, and a licensing fee incurred by our TV Entertainment segment.

Cost of Sales – Media & Advertising

For the three month period ended September 30, 2008 cost of sales for our Media & Advertising segment was $2,313,634 representing 382% of our total segment revenue of $ 605,681 as compared to $1,107,095, or 29% of our total segment revenue of $3,843,631 for the three months ended September 30, 2007. The increased cost of sales as a percentage of revenue is attributable to steep decrease in sales increased printing costs related to the production of directories and trade publications for this segment and increased costs related to direct marketing.

For the nine month period ended September 30, 2008 cost of sales for our Media & Advertising segment was $3,947,993 representing 79% of our total segment revenue of $4,967,966 as compared to $2,131,005 or 31% of our total segment revenue of $6,861,759 for the nine months ended September 30, 2007. The increased cost of sales as a percentage of revenue is attributable to steep decrease in sales combined with increased printing costs related to the production of directories and trade publications for this segment and increased costs related to direct marketing.

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

Selling, General and Administrative Expenses (from continuing operations)

Jan - Sep	2008	2007	Variance	%
Media & Advertising	$2,533,602	$1,976,111	$557,491	28%
TV Entertainment	$112,240	$0	$112,240	0%
Asia Global Corporate	$222,571	$5,396,661	$(5,174,090)	-96%
Discontinued operation	$134,047	$403,115	$(269,068)	-67%
July-Sep
Media & Advertising	$1,666,556	$636,825	$1,029,731	162%
TV Entertainment	$59,004	$0	$59,004	0%
Asia Global Corporate	$33,946	$2,331,522	$(2,297,576)	-99%
Discontinued operation	$0	$47,961	$(47,961)	-100%

For the three months ended September 30, 2008 selling, general and administrative expenses decreased $1,256,802 or 42% to $1,759,506 (including discontinued operations) from $3,016,308 (including discontinued operations) for the three months ended September 30, 2007. The decrease in expenses during the three months ended September 30, 2008 was primarily attributable to decrease in non-cash consulting expenses related to expansion into the TV market in China in our Asia Global Corporate segment with some offset from increased employment costs in our TV Entertainment segment.

For the nine months ended September 30, 2008 selling, general and administrative expenses decreased $1,242,954 or 41% to $3,002,460 from $1,759,506 for the nine months ended September 30, 2007. The overall decrease in expenses during the nine months ended September 30, 2008 is primarily attributable to lowered costs resulting from discontinuing operations of CMP and a decrease in non-cash consulting expenses related to expansion into the TV market in China in our Asia Global Corporate segment.

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

Other Income (Expense)

Total other income for both periods presented was immaterial and consisted of the following:

	2008	2007
Other income
Fixed asset rental income	$0	$0
Interest income	$5,345	$12,607
Miscellaneous other income	$12,821	$0
	$18,166	$12,607

Interest expense	$71,921	$51,501

Total other expenses	$-53,755	$-38,894

Net Income/Loss

Jan - Sep	2008	2007	Variance	%
Media & Advertising	$(1,129,985)	$2,130,242	$(3,260,227)	-153%
TV Entertainment	$(139,058)	$-	$(139,058)	0%
Asia Global Corporate	$(223,584)	$(5,405,263)	$5,181,679	96%
Discontinued operation	$(180,249)	$(422,008)	$241,759	57%
July-Sep	2008	2007	Variance	%
Media & Advertising	$(3,347,216)	$1,722,894	$(5,070,110)	-294%
TV Entertainment	$(59,245)	$0	$(59,245)	0%
Asia Global Corporate	$(34,180)	$(2,333,729)	$2,299,549	99%
Discontinued operation	$-	$(356,614)	$356,614	100%

For the three months ended September 30, 2008 we experienced a loss of $3,440,641 compared to a net loss of $967,449 for the same period in 2007. The increased losses primarily attributed to steep decrease in sales and profits from our Media and Advertising segment.

For the nine months ended September 30, 2008 we experienced a net loss of $1,672,876 compared to net loss of $3,677,029 for the same period in 2007. The decrease in losses  is attributable to recognition of $578,847 of income tax benefits due to over-provision in prior years and the reduction in non-cash charges related to professional fees for business expansion into China which during the same period of the previous year which totaled $5,243,543.

Net Income – Media & Advertising

During the three and nine month periods ended September 30, 2008, we experienced losses from the Media & Advertising segment of  $3,347,216 and $1,129,985 respectively, compared to the 2007 figures of $1,722,894 and $2,130,242. The losses are attributable to steep drop in sales in both periods and  increases in cost of sales and selling costs in the three month period in this segment, some of which are attributable to one-off events and therefore do not represent ongoing expenses.

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

Liquidity and Capital Resources for the Nine Months Ended September 30, 2008 and 2007

Cash flows from operating activities

For the nine months ended September 30, 2008 we experienced negative net cash flows provided by continuing operations in the amount of $177,219. We had $1,492,627 loss from continuing operations plus non-cash stock-based compensation of $123,750 and depreciation and amortization of $142,865 offset mainly by adjustments and changes including accounts receivable of $2,367,339, an income tax credit of $254,180 and income tax payable of $425,485.

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

Liquidity

Our growth plans may require additional funding from outside sources. We intend to pursue discussions with existing shareholders, third party financing sources and potential lenders to ensure access to funds as required. Our future liquidity will depend on our revenue growth and our ability to sell our products and services at positive gross margins and control our operating expenses. Over the coming twelve months, we expect to spend approximately $500,000 for operating expenses assuming revenue growth and no significant change in marketing or product development strategies. We expect to meet these capital needs from sales revenues and, to the extent we do not have sufficient revenues, from our existing cash reserves or other external sources of financing.
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
Unit 601B, 6 th Floor, Tower 1
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

Evaluation of Disclosure Controls and Procedures .

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

The markets for Internet advertising and related products and services are intensely competitive and such competition is expected to increase. Our failure to compete successfully may hinder our growth. We believe that our ability to compete depends upon many factors both within and beyond our control, including:

o the development of new online advertising media and methods;o the timing and market acceptance of new products and enhancements of existing services developed by us and our competitors;

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

ASIA GLOBAL HOLDINGS CORP.

/s/ John Leper
Dated: April 23, 2009	John Leper, Chief Executive Officer (Principal executive officer)

/s/ John Leper
Dated: April 23, 2009	John Leper, Chief Financial Officer (Principal financial officer)