Form 10-Q
period 2009-03-31
ASIA GLOBAL HOLDINGS CORP.
filed 2009-05-20
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended March 31, 2009

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

(Zip code)
32/F, Tower 1, Millennium City
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
Yes  ☐   No ☑
The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 20, 2009 was 142,138,400 shares, all of one class of $0.001 par value Common Stock.

ASIA GLOBAL HOLDINGS CORP.
FORM 10-Q
Quarter Ended March 31, 2009

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

ASIA GLOBAL HOLDINGS CORP.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income (Loss) for the three months ended March 31, 2009 and 2008	F-3 to F-4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	F-5

Condensed Consolidated Statement of Stockholders’ Deficit for the three months ended March 31, 2009	F-6

Notes to Condensed Consolidated Financial Statements	F-7 to F-17

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,488	$258
Restricted cash	-	260,795
Amounts due from a related party	39,677	39,677
Income tax credit	183,151	183,151
Prepayments and other current assets	75,472	75,472
Total current assets	301,788	559,353

Property, plant and equipment, net	3,806	5,564
Intangible assets, net	1,923	2,038

TOTAL ASSETS	$307,517	$566,955

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft, secured	$8,964	$136,263
Secured bank loan – current portion	185,877	58,442
Obligation under capital lease	117,670	117,670
Letters of credit	-	380,128
Accounts payable and accrued liabilities	794,627	802,485
Income tax payable	11,752	11,752
Amount due to a related party	8,152	8,452
Total current liabilities	1,127,042	1,515,192

Long-term liabilities:
Secured bank loan	119,686	-
Total long-term liabilities	119,686	-

Total liabilities	1,246,728	1,515,192

Commitment and contingencies

Stockholders’ deficit:
Series A, convertible preferred stock, $0.001 par value; 500,000 shares authorized; 250,000 shares and 250,000 shares issued and outstanding shares as of March 31, 2009 and December 31, 2008	250	250
Common stock, $0.001 par value; 300,000,000 shares authorized; 136,542,000 and 133,362,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008	136,542	133,362
Additional paid-in capital	18,009,092	17,941,172
Accumulated other comprehensive loss	(7,616)	(7,593)
Accumulated deficit	(19,077,479)	(19,015,428)
Total stockholders’ deficit	(939,211)	(948,237)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$307,517	$566,955

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2009	2008

Revenues, net	$36,603	$1,524,346

Cost of revenue	-	547,436

Gross profit	36,603	976,910

OPERATING EXPENSES:
Sales and marketing	-	105,416
Consulting and professional fee	-	46,889
Depreciation and amortization	1,850	30,021
General and administrative	88,526	159,133
Total operating expenses	90,376	341,459

(LOSS) INCOME FROM OPERATIONS	(53,773)	635,451

Other income (expense):
Other income	13	2,367
Interest expense	(8,291)	(29,475)

(LOSS) INCOME BEFORE INCOME TAXES	(62,051)	608,343

Income tax expense	-	(115,019)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(62,051)	493,324

Loss from discontinued operations	-	(102,392)

NET (LOSS) INCOME	$(62,051)	$390,932

Other comprehensive loss:
- Foreign currency translation loss	(23)	(1,043)

COMPREHENSIVE (LOSS) INCOME	$(62,074)	$389,889

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2009	2008

Basic weighted average number of shares	134,133,778	129,862,000
Diluted weighted average number of shares	134,133,778	209,862,000

Per share information:
From continuing operation– Basic	$0.00	$0.00
From continuing operation– Diluted	$0.00	$0.00

From discontinued operation– Basic	$0.00	$(0.00)
From discontinued operation– Diluted	$0.00	$(0.00)

Net (loss) income per share – Basic	$0.00	$0.00
Net (loss) income per share – Diluted	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2009	2008

Cash flows from operating activities:
(Loss) income from continuing operations	$(62,051)	$493,324
Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,850	30,021
Common stock issued for services, non-cash	71,100
Change in operating assets and liabilities:
Accounts receivable, trade	-	(564,261)
Prepayments and other current assets	-	(242,721)
Accounts payables and accrued liabilities	(7,858)	(257,689)
Income tax payable	-	14,201
Amount due to a related party	-	(518,257)
Net cash provided by (used in) operating activities	3,041	(1,045,382)
Net cash provided by discontinued operations	-	232,947

Cash flows from investing activities:
Decrease (increase) in restricted cash	260,795	(2,356)
Purchase of property, plant and equipment	-	(1,500)
Net cash provided by (used in) investing activities	260,795	(3,856)
Net cash used in discontinued operations	-	-

Cash flows from financing activities:
Advances (to) from related parties	(300)	48,091
Net decrease in bank overdraft	(127,299)	(16,422)
(Repayment) advances under letters of credit	(380,128)	155,545
Drawdown of bank loan	251,923	115,385
Repayment of bank loan	(4,802)	(238,051)
Repayment of capital lease	-	(35,272)
Net cash (used in) provided by financing activities	(260,606)	29,276
Net cash used in discontinued operations	-	(1,624)

Effect of exchange rate change on cash and cash equivalents	-	(1,043)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,230	(789,682)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	258	846,907

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,488	$57,225

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$100,818
Cash paid for interest	$8,291	$29,475

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Series A, Convertible Preferred Stock		Common stock			Accumulated other
	No. of shares	Amount	No. of shares	Amount	Additional paid-in capital	comprehensive loss	Accumulated deficit	Total deficit

Balance as of January 1, 2009	250,000	$250	133,362,000	$133,362	$17,941,172	$(7,593)	$(19,015,428)	$(948,237)

Stocks issued for services rendered, non-cash	-	-	3,180,000	3,180	67,920	-	-	71,100

Net loss for the period	-	-	-	-	-	-	(62,051)	(62,051)

Foreign currency translation adjustment	-	-	-	-	-	(23)	-	(23)

Balance as of March 31, 2009	250,000	$250	136,542,000	$136,542	$18,009,092	$(7,616)	$(19,077,479)	$(939,211)

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－1	BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE－2	ORGANIZATION AND BUSINESS BACKGROUND

Asia Global Holdings Corp. (the “Company” or “AAGH”) was incorporated in the State of Nevada on February 1, 2002 as Longbow Mining Inc. On May 12, 2004, the Company changed its name to “BonusAmerica Worldwide Corporation”. On June 6, 2006, the Company further changed its current company name to “Asia Global Holdings Corp.”

The Company is focused on building businesses in China and other emerging regions and markets in Asia and worldwide. The Company, through its subsidiaries, mainly operates a business-to-business search engine and buyer-supplier matching web site called “TradeDragon.com”. TradeDragon.com was internally developed by the Company based on a combination of proprietary industry knowledge, and expertise in global direct marketing, ecommerce and China sourcing. The Company’s subsidiaries also sell trade information and online marketing services related to the database to mainland Chinese companies. The Company also produces offline advertising products such as business-to-business trade directories and industry trade publications. The Company is headquartered in Hong Kong, and has offices in the United States of America (“US”) and mainland China.

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

For the three months ended March 31, 2009, the Company has incurred continuous loss of $62,051 with an accumulated deficit of $19,077,479. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders to continue operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－4	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●  Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

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

●  Accounts receivable

Accounts receivable, principally trade, are generally due 90 days and are stated at the invoiced amount. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by a review of their current credit information. The Company continuously monitors aging reports, collections and payments from customers, and a provision for estimated credit losses is maintained based upon the Company’s historical experience and any specific customer collection issues that have been identified. The Company writes off accounts receivable when they become uncollectible. As of March 31, 2009, the Company has determined that no allowance for doubtful accounts is required.

●  Property, plant and equipment, net

Property, plant and equipment are stated at historical cost less accumulated depreciation and accumulated impairment losses, if any. As of March 31, 2009, the gross carrying value was $1,357,863, accumulated amortization and impairment was $1,354,057 and the net carrying value was $3,806. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational, generally ranging from 3 to 7 years. Expenditure for maintenance and repairs is expensed as incurred.

Depreciation expense for the three months ended March 31, 2009 and 2008 were $1,735 and $3,547, respectively.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●  Intangible assets

Intangible assets consist of costs paid to acquire personal customer information for use in its advertising and database rental activities. As of March 31, 2009, the gross carrying value was $2,788,073, accumulated amortization and impairment loss was $2,786,150 and the net carrying value was $1,923. The Company amortizes the cost of these assets over a period of three to five years.

Amortization expense totaled $115 and $26,474 for the three months ended March 31, 2009 and 2008.

●  Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including property, plant and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of March 31, 2009.

●  Revenue recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

Revenues from database rentals are recorded at the time the services are provided. The Company entered into sale-through agreements with 8 (2008: 8) distributors located in Hong Kong and China which in turn will be responsible to recruit new members and take orders from the existing members of TradeDragon.com. The members can enjoy the following services from the Company (a) advertising placement on the business directories and trade publications that are produced by Sino Trade, (b) internet direct marketing services by the means of traditional mail and emails distribution, (c) membership to TradeDragon.com webpage in which the members exhibit their products and services and search for their buyers or suppliers through search engine marketing tool and international trade portal.

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

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In connection with the adoption of FIN 48, the Company analyzed the filing positions in all of the federal, state and foreign jurisdictions where the Company and its subsidiaries are required to file income tax returns, as well as all open tax years in these jurisdictions. The Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the period ended March 31, 2009 and 2008. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●     Stock-based compensation

The Company adopts SFAS No. 123 (revised 2004), “Share-Based Payment“, using the fair value method, which requires the measurement and recognition of compensation expense for all share-based awards made to consultants, employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values.

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

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates one reportable segment in media and advertising business.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, amounts due from (to) related parties, prepayments and other current assets, bank overdraft, secured bank loan, obligation under capital lease, income tax credit (payable), accounts payable and accrued liabilities.

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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In December 2007, the FASB issued a revision to SFAS No. 141, “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) revises the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Specifically, SFAS No. 141(R) will change the accounting for acquisition costs, noncontrolling interests, acquired contingent liabilities, restructuring costs associated with a combination and certain tax-related items, as well as require additional disclosures. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is required to apply SFAS No. 141(R) to any acquisitions in 2009 or thereafter.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. The Company’s adoption of SFAS No. 160 on January 1, 2009 did not have an impact on its consolidated results of operations or financial position.

In December 2008, the FASB issued Staff Position (“FSP”) No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities”. The purpose of this FSP is to promptly increase disclosures by public entities and enterprises until the pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (“SFAS No. 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, (“FIN 46(R)”) are finalized and approved by the FASB. The FSP is effective for reporting periods (interim and annual) ending after December 15, 2008. This adoption did not have any impact on the consolidated financial statements.

On January 12, 2009, the FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

NOTE－5	RESTRICTED CASH

AAGH’s wholly-owned subsidiary, Sino Trade, maintains pledged fixed deposits of $260,795, with interest bearing from 1.55% to 3.44% per annum as required per its bank financing agreements. During the three months ended March 31, 2009, the pledged fixed deposit was released to settle the bank overdraft and letters of credit.

NOTE－6	AMOUNTS DUE FROM A RELATED PARTY

As of March 31, 2009, amounts due from a related party represented temporary advances to an employee, a director of subsidiary of $39,677, which was unsecured, interest free and repayable on demand.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 7	PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

Utility deposits	$24,879	$24,879
Prepaid expenses	38,107	38,107
Other prepayments and receivables	12,486	12,486

	$75,472	$75,472

NOTE - 8	INDEBTEDNESS

(a)         Bank loans

The Company’s subsidiary operating in Hong Kong is committed under certain secured bank term loans bearing interest at the rates ranging from 4.25% per annum to 7% per annum, payable in monthly installments, due through February 2011 and guaranteed by the director of the Company. As of March 31, 2009, total amounts outstanding under bank loans were $305,563.

(b)         Letters of credit

The Company’s subsidiary operating in Hong Kong is committed under certain letters of credit and other trust receipt loans issued by DBS Bank (Hong Kong) Ltd and the Hongkong and Shanghai Banking Corporation Limited, independent financial institutions in Hong Kong. As of March 31, 2009, the letters of credit were fully settled.

NOTE - 9	OBLIGATION UNDER CAPITAL LEASE

The Company purchased part of its studio equipment and financed these equipment with a capital lease arrangement with Dah Sing Bank Limited, an independent financial institution in Hong Kong, with an interest rate of 9.83% per annum, due July 30, 2009 and repayable $13,615 principal and interest monthly.

The obligation under the capital lease is as follows:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

Capital lease	$117,670	$117,670
Less: current portion	(117,670)	(117,670)

	$-	$-

Future payments as of March 31, 2009 on the equipment lease are as follows:

Period ended March 31, 2009	$122,538
Less: interest expense	(4,868)

Present value of net minimum obligation	$117,670

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company’s studio equipment is held under capital lease and the related depreciation is included in depreciation expense.

NOTE - 10	STOCKHOLDERS’ DEFICIT

(a)	Form S-8

On January 20, 2009, the Company authorized 10,000,000 shares of common stock under the Registration Statement on Form S-8 relating to the registration of the AAGH's 2009 Non-Qualified Incentive Stock Compensation Plan (“the 2009 Plan”) as filed with the SEC on January 21, 2009.

(b)	Stock based compensation

Respectively, on January 28, 2009, February 13, 2009 and March 31, 2009, the Company granted and issued the aggregate 3,180,000 unrestricted shares of its common stock under the 2009 Plan to a consultant for legal service rendered. The fair value of this stock issuance was determined using the fair market value of the Company’s common stock on the grant date, at a stock price ranging from $0.02 to $0.03 per share. The Company recognized the stock based compensation of $71,100 at its fair value to the statements of operations for the period ended March 31, 2009.

As of March 31, 2009, the number of authorized and outstanding shares of the Company’s common stock was 300,000,000 shares and 136,542,000 shares, respectively.

NOTE - 11	INCOME TAXES

For the period ended March 31, 2009 and 2008, the local (“the United States”) and foreign components of (loss) income from continuing operations before income taxes were comprised of the following:

	Three months ended March 31,
	2009	2008
Tax jurisdiction from:
- Local	$(71,269)	$(38,213)
- Foreign	9,218	646,556

(Loss) income before income taxes	$(62,051)	$608,343

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The provision for income taxes from continuing operations consisted of the following:

	Three months ended March 31,
	2009	2008
Current:
- Local	$-	$-
- Foreign	-	115,019

Deferred:
- Local	-	-
- Foreign	-	-

Provision for income taxes	$-	$115,019

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries and branches that operate in various countries: United States, Hong Kong, Malaysia and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

AAGH is registered in the State of Nevada and is subject to United States tax law.

As of March 31, 2009, the United States operation had $18,069,313 cumulative net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carryforwards begin to expire in 2029. The Company has provided for a full valuation allowance of $6,143,566 for future tax benefits from net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiaries, Sino Trade, Idea Asia and CMP are subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% and 17.5% on assessable income for the three months period ended March 31, 2009 and 2008, respectively. The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the three months ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31
	2009	2008

Income before income taxes	$10,659	$670,019
Statutory income tax rate	16.5%	17.5%
Income tax impact at Hong Kong Profits Tax rate	1,759	117,253
Tax effect of non-taxable income and non-deductible expenses	(9,125)	(2,234)
Net operating loss carry back	7,366	-

Income tax expense	$-	$115,019

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Income taxes recoverable as of March 31, 2009 consist of Hong Kong Profits Tax of $183,151.

As of March 31, 2009, Hong Kong operation generated approximately $5,719,359 of net operating loss carryforwards for Hong Kong tax purpose at no expiration. No benefit for income taxes has been recognized due to the uncertainty of the realization of any tax assets.

Malaysia

AAGH’s consolidated affiliate is registered under the Labuan Offshore Financial Services Authority, Malaysia and subject to Malaysian Income Tax Law at a preferential rate of 3% of net income or a fixed sum of $5,876 (equivalent to Ringgit Malaysian 20,000). For the period ended March 31, 2009, the affiliate generated no continuing operation before income taxes and no provision for income tax expense was recorded.

The PRC

AAGH’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the PRC (the “New CIT Law”) at a statutory rate of 25% on the subsidiary's assessable profits, based on existing PRC tax legislation, interpretations and practices in respect thereof. The subsidiary was exempted from the Corporate Income Law because it generated an operating loss for the three months ended March 31, 2009.

Deferred tax assets and liabilities reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax assets and liabilities as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carryforwards from:
- United States	$6,143,566	$6,119,335
- Hong Kong	943,694	937,086
- The PRC	260,659	260,443
Total deferred tax assets	7,347,919	7,316,864
Less: valuation allowance	(7,347,919)	(7,316,864)
Deferred tax assets	$-	$-

As of March 31, 2009, the aggregate cumulative tax losses of $25,526,402 are available to be carried forward indefinitely to offset future taxable income, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $7,347,919 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the three months ended March 31, 2009, the valuation allowance increased by $31,055, primarily relating to net operating loss carryforwards.

NOTE - 12	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three months ended March 31, 2009 and 2008, there was no customer account for 10% or more of revenues.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

 (b)         Major vendors

For the three months ended March 31, 2009 and 2008, there was no vendor account for 10% or more of purchases.

(c)         Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from short-term and long-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of March 31, 2009, all of borrowings were at fixed rates.

NOTE - 13	COMMITMENT AND CONTINGENCIES

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

(b)         Operating leases

The subsidiaries operating in Hong Kong and the PRC were committed under various operating leases with a term of 2 years with fixed monthly rentals, due June 15, 2010. During the first quarter of 2009, these operating leases were agreed to have the early termination.

Since, the Company does not neither owns nor leases any real or personal property, a director of the Company has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

(c)         Contractual obligations

The Company has incurred various contractual obligations in the normal course of the financing activities with financial institutions in Hong Kong. As of March 31, 2009, the Company has the future contractual cash obligations with the aggregate interest charges and principals totaling $442,437 due through the next 24 months.

During the first quarter of 2009, the Company has failed to meet certain loan repayment requirement under the debt agreements. In accordance with default provisions in the agreement, overdue interest will be charged at a rate ranging from 5% to 15.25% per annum on such late payments.

NOTE - 14	SUBSEQUENT EVENTS

In April and May 2009, the Company has agreed to issue the aggregate 5,596,400 unrestricted shares of common stock for services received relating to management services, business advisory, and legal and professional services valued at the fair market value on the dates of grant to employees and consultant under the 2009 Plan. These shares were authorized for issuance under the Registration Statement on Form S-8 relating to the registration of the AAGH's 2009 Non-Qualified Incentive Stock Compensation Plan as filed with the SEC on January 21, 2009.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns the three months ended March 31, 2009 and 2008, which should be read in conjunction with the audited consolidated financial statements and notes thereto presented in the Form 10-K.

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

On April 21, 2009 Idea Asia Limited and Global Media & Entertainment Group (GMEG) entered into an agreement whereby GMEG agrees to acquire Idea Asia from AAGH subsidiary Sino Trade Intelligent Development Corp (Sino Trade) in return for 7.5% of GMEG's common stock and other considerations. The deal is pending exchange of consideration. Either party may terminate the deal any time after May 15, 2009 if the deal is not closed by that date.

Currently

Near the end of 2008 and beginning of 2009 our Sino Trade subsidiary began feeling the effects of the global financial turndown. Sino Trade focuses exclusively on selling business-to-business advertising to small manufactures in China. The financial meltdown during the fourth quarter of 2008 harshly impacted Sino Trade’s core client base of small and medium sized manufacturers located in China who engage in manufacturing and exporting products to the United States. The full effect was not fully realized until the first quarter of 2009 when it became more apparent to Sino Trade management that many of its customers may not recover from the recent global financial crisis soon if at all. As a result, Sino Trade incurred significant losses.  Going forward Sino Trade Management is exploring options to revitalize the subsidiary. However, at this time there is no signal that the adverse effects of the downturn have ceased.

Management is engaged in discussions regarding the potential for investment and or acquisition of Idea Asia and believes this to be the best option for benefiting from its investment in the subsidiary.

We have not yet been able to raise the additional capital required to execute many components of our overall business plan. As such, some of our plans will remain inactive while we focus the resources we have available on only the opportunities with the greatest potential for long-term success and benefit for shareholders.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

During the three month periods ended March 31, 2009 and 2008 we experienced net (loss) income of ($62,051) on revenue of $36,603 and $390,932 on revenue of $1,524,346 respectively.

Revenue

During the three month period ended March 31, 2009 our revenue was $36,603 compared to the 2008 figures of $1,524,346. The decrease is primarily attributable to decreased sales resulting from economic problems of our core customer base.

Operating expenses

For the three month period ended March 31, 2009, operating expenses was $90,376 representing 247% of our total revenue of $36,603 as compared to $341,459, or 22% of our total revenue of $1,524,346 for the three months ended March 31, 2008. The increase in operating expenses as a percentage of revenue is attributable to decreased sales resulting from economic problems of our core customer base.

Net Loss/ Income

For the three months ended March 31,2009 we experienced a net loss of $62,051 compared to a net profit of $390,932 for the same period in 2008. The decrease in profitability is primarily attributed to decreased sales resulting from economic problems of our core customer base.

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

Liquidity and Capital Resources for the Three Months Ended March 31, 2009 and 2008

Cash flows from operating activities

For the three months ended March 31, 2009 we experienced positive net cash flows provided by continuing operations in the amount of $3,041.

Cash flows from investing activities

Net cash provided by investing activities from continuing operation for the three months ended March 31, 2009 was $260,795.

Cash flows from financing activities

Net cash used in financing activities from continuing operation for the nine months ended March 31, 2009 was $260,606.

Liquidity

Our growth plans may require additional funding from outside sources. We intend to pursue discussions with existing shareholders, third party financing sources and potential lenders to ensure access to funds as required. Our future liquidity will depend on our revenue growth and our ability to sell our products and services at positive gross margins and control our operating expenses. Over the coming twelve months, we expect to spend approximately $300,000 for operating expenses. These capital needs must be met from external sources of financing.

The accompanying consolidated financial statements contemplate continuation of the Company as a going concern. Due to the Company’s continuous loss and the current economic conditions substantial doubt to continue as a going concern is raised and realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

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

Employees

As of March 31, 2009, we had approximately 8 full-time employees employed in Greater China. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments

Website Access to our SEC Reports

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or through the SEC website at www.sec.gov. The Public Reference Room may be contact at (800) SEC-0330. You may also access our other reports via that link to the SEC website.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal.  A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at $423,000 would decrease net income before provision for income taxes by approximately $1,400 for the three months ended March 31, 2009.  Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

ITEM 4T.              CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange  Act") were effective as of March 31, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the three months ended March 31, 2009, the closing sale prices of our ordinary shares on the Over-the-Counter Bulletin Board ranged from $0.01 to $0.03 per share and the closing sale price on May 19, 2009 was $0.0033 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our ordinary shares, regardless of our operating performance.

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

None.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                 OTHER INFORMATION

On April 14, 2009, the Company filed with the Commission a Form 8-K stating that management and the Board of Directors concluded that the Company’s previously issued financial statements as of and for the three months and nine months ended September 30, 2008, as included in the Quarterly Report on Form 10-Q filed with the Commission on November 19, 2008 should no longer be relied upon because of errors in such financial statements.

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

ASIA GLOBAL HOLDINGS CORP.

/s/ John Leper

Dated: May 20, 2009	John Leper, Chief Executive Officer (Principal executive officer)

/s/ John Leper

Dated: May 20, 2009	John Leper, Chief Financial Officer (Principal financial officer)