Form 10-Q
period 2009-06-30
ASIA GLOBAL HOLDINGS CORP.
filed 2009-09-11
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended June 30, 2009

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
Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐     Accelerated filer☐     Non-accelerated filer☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act).
Yes  ☐   No ☒

The number of shares outstanding of each of the Registrant’s classes of common stock, as of August 20, 2009 was 142,138,400 shares, all of one class of $0.001 par value Common Stock.

ASIA GLOBAL HOLDINGS CORP.
FORM 10-Q
Quarter Ended March 31, 2009

ASIA GLOBAL HOLDINGS CORP.
(A Development Stage Company)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	F-1

Condensed Consolidated Statements of Operations And Comprehensive (Loss) Income for the three and six months ended June 30, 2009 and 2008	F-2

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	F-3

Condensed Consolidated Statement of Stockholders’ Deficit for the six months ended June 30, 2009	F-4

Notes to Condensed Consolidated Financial Statements	F-5 to F-14

ASIA GLOBAL HOLDINGS CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,470	$258
Restricted cash	-	260,795
Amounts due from a related party	39,677	39,677
Income tax recoverable	183,151	183,151
Prepayments and other current assets	62,986	75,472
Total current assets	289,284	559,353

Property, plant and equipment, net	2,967	5,564
Intangible assets, net	1,808	2,038

TOTAL ASSETS	$294,059	$566,955

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft, secured	$9,129	$136,263
Secured bank loans	298,443	58,442
Obligation under capital lease	117,670	117,670
Letters of credit	-	380,128
Accounts payable and accrued liabilities	844,001	802,485
Income tax payable	11,752	11,752
Amount due to a related party	15,289	8,452
Total current liabilities	1,296,284	1,515,192

Total liabilities	1,296,284	1,515,192

Commitment and contingencies

Stockholders’ deficit:
Series A, convertible preferred stock, $0.001 par value; 500,000 shares authorized; 250,000 shares and 250,000 shares issued and outstanding shares as of June 30, 2009 and December 31, 2008	250	250
Common stock, $0.001 par value; 300,000,000 shares authorized; 142,138,400 and 133,362,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008	142,138	133,362
Additional paid-in capital	18,029,654	17,941,172
Accumulated other comprehensive loss	(7,810)	(7,593)
Accumulated deficit	(19,166,457)	(19,015,428)
Total stockholders’ deficit	(1,002,225)	(948,237)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$294,059	$566,955

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenues, net	$-	$2,837,939	$36,603	$4,362,285

Cost of revenue	-	1,113,337	-	1,660,773

Gross profit	-	1,724,602	36,603	2,701,512

Operating expenses:
Sales and marketing	-	422,207	-	527,623
General and administrative	59,423	420,394	149,799	656,437
Total operating expenses	59,423	842,601	149,799	1,184,060

LOSS (INCOME) FROM OPERATIONS	(59,423)	882,001	(113,196)	1,517,452

Other income (expense):
Other income	-	14,744	13	17,111
Interest expense	(29,555)	(23,980)	(37,846)	(53,455)

(LOSS) INCOME BEFORE INCOME TAXES	(88,978)	872,765	(151,029)	1,481,108

Income tax benefit	-	581,925	-	466,906

(LOSS) INCOME FROM CONTINUING OPERATIONS	(88,978)	1,454,690	(151,029)	1,948,014

Loss from discontinued operations	-	(77,857)	-	(180,249)

NET (LOSS) INCOME	$(88,978)	$1,376,833	$(151,029)	$1,767,765

Other comprehensive loss:
- Foreign currency translation loss	(194)	(12,137)	(217)	(13,180)

COMPREHENSIVE (LOSS) INCOME	$(89,172)	$1,364,696	$(151,246)	$1,754,585

Basic weighted average number of shares	140,636,387	130,728,667	137,385,082	131,341,789
Diluted weighted average number of shares	140,636,387	210,728,667	137,385,082	211,341,789

Per share information:
From continuing operation– Basic	$(0.00)	$0.01	$(0.00)	$0.01
From continuing operation– Diluted	$(0.00)	$0.01	$(0.00)	$0.01

From discontinued operation– Basic	$-	$(0.00)	$-	$(0.00)
From discontinued operation– Diluted	$-	$(0.00)	$-	$(0.00)

Net (loss) income per share – Basic	$(0.00)	$0.01	$(0.00)	$0.01
Net (loss) income per share – Diluted	$(0.00)	$0.01	$(0.00)	$0.01
See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
(Loss) income from continuing operations	$(151,029)	$1,948,014
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Common stock issued for services, non-cash	97,258	123,750
Depreciation and amortization	2,796	75,153
Change in operating assets and liabilities:
Accounts receivable, trade	-	104,012
Prepayments and other current assets	12,486	(517,547)
Accounts payables and accrued liabilities	41,516	(529,817)
Income tax recoverable	-	(567,724)
Amount due to a related party	-	(106,208)
Net cash provided by operating activities	3,027	529,633
Net cash used in discontinued operations	-	(182,417)

Cash flows from investing activities:
Decrease in restricted cash	260,795	15,750
Expenditure on intangible assets	-	(584,749)
Purchase of property, plant and equipment	-	(25,405)
Net cash provided by (used in) investing activities	260,795	(594,404)
Net cash used in discontinued operations	-	-

Cash flows from financing activities:
Repayment of amount due to related parties	6,837	(54,751)
Net (decrease) increase in bank overdraft	(127,134)	46,699
(Repayment) advances under letters of credit	(380,128)	89,776
Drawdown of bank loan	251,923	115,385
Repayment of bank loan	(11,922)	(483,730)
Repayment of capital lease	-	(71,418)
Net cash used in financing activities	(260,424)	(358,039)
Net cash used in discontinued operations	-	(1,624)

Effect of exchange rate change on cash and cash equivalents	(186)	(14,123)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,212	(620,974)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	258	846,907

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,470	$225,933

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$100,818
Cash paid for interest	$7,168	$53,455

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDING CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Series A, Convertible Preferred Stock		Common stock			Accumulated Other		Total
	No. of shares	Amount	No. of shares	Amount	Additional paid-in capital	Comprehensive Loss	Accumulated deficit	stockholders’ deficit

Balance as of January 1, 2009	250,000	$250	133,362,000	$133,362	$17,941,172	$(7,593)	$(19,015,428)	$(948,237)

Stocks issued for services rendered, non-cash	-	-	8,776,400	8,776	88,482	-	-	97,258

Net loss for the period	-	-	-	-	-	-	(151,029)	(151,029)

Foreign currency translation adjustment	-	-	-	-	-	(217)	-	(217)

Balance as of June 30, 2009	250,000	$250	142,138,400	$142,138	$18,029,654	$(7,810)	$(19,166,457)	$(1,002,225)

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 1	BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2	ORGANIZATION AND BUSINESS BACKGROUND

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

Starting from the fourth quarter of 2008, the global financial meltdown harshly impacted the Company’s core client base of small and medium sized manufacturers located in China who engage in manufacturing and exporting products to the United States. This segment of manufacturers in China simultaneously experienced severe cut-backs on bank facilities and a severe drop in export demand. The segment saw numerous factory closings and cutbacks at the end of year 2008, particularly in Southern China – the location of much of the Company’s key client base.

During the second quarter of 2009, the Company made multiple attempts to salvage the business but all these attempts have proved unsuccessful. The Company’s business model became unviable and no sales took place in the second quarter of 2009. As a result, the Company believed that its core business did not have significant value to continue the operations and returned to the development stage from July 1, 2009.

ASIA GLOBAL HOLDINGS CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 3	GOING CONCERN UNCERTAINTIES

The Company has returned to a development stage company and became inactive since July 1, 2009. The ability of the Company to meet its obligations is dependent on being able to successfully pursue for a new business activity. The Company's condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

NOTE 4	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Use of estimates

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

The Company has adopted the Financial Accounting Standards Board ("FASB") Interpretation No. 46R, “Consolidation of Variable Interest Entities”, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46R"). FIN 46R requires a Variable Interest Entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the company is the primary beneficiary of these entities. The results of variable interest entities established during the period are included in the consolidated income statements from the effective date.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Property, plant and equipment, net

Property, plant and equipment are stated at historical cost less accumulated depreciation and accumulated impairment losses, if any. As of June 30, 2009, the gross carrying value was $1,357,863, accumulated amortization and impairment was $1,354,896 and the net carrying value was $2,967. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational, generally ranging from 3 to 7 years. Expenditure for maintenance and repairs is expensed as incurred.

Depreciation expense for the three months ended June 30, 2009 and 2008 were $830 and $18,620, respectively.

Depreciation expense for the six months ended June 30, 2009 and 2008 were $2,565 and $22,167, respectively.

ASIA GLOBAL HOLDINGS CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

•	Intangible assets

Intangible assets consist of costs paid to acquire personal customer information for use in its advertising and database rental activities. As of June 30, 2009, the gross carrying value was $2,788,073, accumulated amortization and impairment loss was $2,786,265 and the net carrying value was $1,808. The Company amortizes the cost of these assets over a period of six to five years.

Amortization expense totaled $116 and $26,512 for the three months ended June 30, 2009 and 2008.

Amortization expense totaled $231 and $52,986 for the six months ended June 30, 2009 and 2008.

•	Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including property, plant and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of June 30, 2009.

•	Revenue recognition

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

•	Income taxes

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

ASIA GLOBAL HOLDINGS CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements. In connection with the adoption of FIN 48, the Company analyzed the filing positions in all of the federal, state and foreign jurisdictions where the Company and its subsidiaries are required to file income tax returns, as well as all open tax years in these jurisdictions. The Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the period ended June 30, 2009 and 2008. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

•	Comprehensive income (loss)

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
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

•	Stock-based compensation

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

•	Fair value measurement

The Company has adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis and for all non-financial instruments accounted for at fair value on a non-recurring basis. FAS 157 establishes a new framework for measuring fair value and expands related disclosures. The Company has also adopted FASB FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Adoption of the FSP had an insignificant effect on the Company’s financial statements.

FAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, FAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. FAS 157 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For financial assets and liabilities, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

ASIA GLOBAL HOLDINGS CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting.” (“FAS 107”) This FSP requires publicly-traded entities to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FAS 107. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 for the period ended June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of FAS 165 for the quarter ended June 30, 2009. The adoption of FAS 165 did not have a material effect on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (“FAS 166”). FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standard Codification ™ ” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement, and has determined that it will not have a significant impact on the determination or reporting of the financial results.

ASIA GLOBAL HOLDINGS CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 5	AMOUNTS DUE FROM A RELATED PARTY

As of June 30, 2009, amounts due from a related party represented temporary advances made to a director of a subsidiary of $39,677, which was unsecured, interest free and repayable on demand.

NOTE 6	PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Utility deposits	$24,879	$24,879
Prepaid expenses	38,107	38,107
Other prepayments and receivables	-	12,486

	$62,986	$75,472

NOTE 7	SECURED BANK LOANS

The Company’s subsidiary operating in Hong Kong is committed under certain secured bank term loans bearing interest at the rates ranging from 4.25% per annum to 7% per annum, payable in monthly installments, due through February 2011 and guaranteed by the director of the Company. In accordance with default provisions in the agreement, overdue interest will be charged at a rate ranging from 9.25% to 36% per annum on such late payments.

During the period ended June 30, 2009, the Company has failed to meet certain monthly installment repayment requirement under the financial obligations and debt agreements. The Company has been working with the different creditors to restructure the existing debt; however, an agreement satisfactory to the Company has not been reached. A total of $298,443 bank loans are subject to accelerated maturity and the creditors may, at their option, give notice to the Company that amounts owed are immediately due and payable. Hence, the full amount of the bank loans outstanding is reclassified to a current liability in the accompanying condensed consolidated balance sheet as of June 30, 2009.

NOTE 8	OBLIGATION UNDER CAPITAL LEASE

The Company purchased part of its studio equipment and financed these equipment with a capital lease arrangement with Dah Sing Bank Limited, an independent financial institution in Hong Kong, with an interest rate of 9.83% per annum, due July 30, 2009 and repayable $13,615 principal and interest monthly.

As of June 30, 2009, the obligation under capital lease is amounted to $117,670, which will be fully repaid in the next 12 months.

ASIA GLOBAL HOLDINGS CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 9	STOCKHOLDERS’ DEFICIT

(a)	Form S-8

On January 20, 2009, the Company authorized 10,000,000 shares of common stock under the Registration Statement on Form S-8 relating to the registration of the AAGH's 2009 Non-Qualified Incentive Stock Compensation Plan (“the 2009 Plan”) as filed with the SEC on January 21, 2009.

(b)	Stock based compensation

Respectively, on January 28, 2009, February 13, 2009, April 1, 2009 and May 4, 2009, the Company granted and issued the aggregate 8,776,400 unrestricted shares of its common stock under the 2009 Plan to a consultant for legal service rendered. The fair value of this stock issuance was determined using the fair market value of the Company’s common stock on the grant date, at a stock price ranging from $0.005 to $0.03 per share. The Company recognized the stock based compensation of $97,258 at its fair value to the statements of operations for the period ended June 30, 2009.

As of June 30, 2009, the number of authorized and outstanding shares of the Company’s common stock was 300,000,000 shares and 142,138,400 shares, respectively.

NOTE 10	INCOME TAXES

During the period ended June 30, 2009 and 2008, the Company has subsidiaries and branches that operate in various countries: United States, Hong Kong, Malaysia and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

AAGH is registered in the State of Nevada and is subject to United States tax law.

As of June 30, 2009, the United States operation had $18,095,588 cumulative net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carryforwards begin to expire in 2029. The Company has provided for a full valuation allowance of $6,152,500 for future tax benefits from net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

For the period ended June 30, 2009, the Company’s subsidiaries, Sino Trade, Idea Asia and CMP generated no revenue and suffered from operating loss under the Hong Kong Profits Tax at the statutory income rate of 16.5% (2008: 16.5%). No provision for income tax expense was recorded accordingly. However, the Company has income tax recoverable of $183,151 at June 30, 2009, due to tax credit from the recovery of current income tax by means of carry bank claims in excess of amounts previously recognized in prior years after the examination of 2007 tax return.

As of June 30, 2009, Hong Kong operation generated approximately $5,741,281 of net operating loss carryforwards for Hong Kong tax purpose at no expiration. No benefit for income taxes has been recognized due to the uncertainty of the realization of any tax assets.

ASIA GLOBAL HOLDINGS CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Malaysia

AAGH’s consolidated affiliate is registered under the Labuan Offshore Financial Services Authority, Malaysia and subject to Malaysian Income Tax Law at a preferential rate of 3% of net income or a fixed sum of $5,876 (equivalent to Ringgit Malaysian 20,000). For the period ended June 30, 2009, the affiliate generated no continuing operation before income taxes and no provision for income tax expense was recorded.

The PRC

AAGH’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the PRC (the “New CIT Law”) at a statutory rate of 25% on the subsidiary's assessable profits, based on existing PRC tax legislation, interpretations and practices in respect thereof. The subsidiary was exempted from the Corporate Income Law because it generated an operating loss for the six months ended June 30, 2009.

Deferred tax assets and liabilities reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax assets and liabilities as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carryforwards from:
- United States	$6,152,500	$6,119,335
- Hong Kong	947,311	937,086
- The PRC	262,515	260,443
Total deferred tax assets	7,362,326	7,316,864
Less: valuation allowance	(7,362,326)	(7,316,864)

Deferred tax assets	$-	$-

As of June 30, 2009, the aggregate cumulative tax losses of $25,586,974 are available to be carried forward indefinitely to offset future taxable income, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $7,362,326 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the six months ended June 30, 2009, the valuation allowance increased by $45,462, primarily relating to net operating loss carryforwards.

NOTE 11	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and six months ended June 30, 2009 and 2008, there was no customer account for 10% or more of revenues.

ASIA GLOBAL HOLDINGS CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(b)	Major vendors

For the three and six months ended June 30, 2009 and 2008, there was no vendor account for 10% or more of purchases.

(c)	Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from short-term and long-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of June 30, 2009, all of borrowings were at fixed rates.

NOTE 12	COMMITMENT AND CONTINGENCIES

(a)	Litigation

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

Since the Company does not own any real property, a director of the Company has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

(c)	Contractual obligations

The Company has incurred various contractual obligations in the normal course of the financing activities with financial institutions in Hong Kong. As of June 30, 2009, the Company has the future contractual cash obligations with the aggregate interest charges and principals totaling $446,902 due in the next 12 months.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION
The following review concerns the three months ended June 30, 2009 and 2008, which should be read in conjunction with the audited consolidated financial statements and notes thereto presented in the Form 10-K.

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

On April 21, 2009 Idea Asia Limited and Global Media & Entertainment Group (GMEG) entered into an agreement whereby GMEG agrees to acquire Idea Asia from AAGH subsidiary Sino Trade Intelligent Development Corp (Sino Trade) in return for 7.5% of GMEG's common stock and other considerations. The deal is pending exchange of consideration. Either party may terminate the deal any time after May 15, 2009 if the deal is not closed by that date. As there was no exchange of consideration the deal was terminated.

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

Management is pursuing the potential for investment and or acquisition of Idea Asia and believes this to be the best option for benefiting from its investment in the subsidiary.

We have not yet been able to raise the additional capital required to execute many components of our overall business plan. As such, some of our plans will remain inactive while we focus the resources we have available on only the opportunities with the greatest potential for long-term success and benefit for shareholders.

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

During the three and six month periods ended June 30, 2009 and 2008 we experienced net losses income of $88,978 and $151,029 respectively with operating revenues of $0 and $36,603 respectively.

Revenue

During the three and six month periods ended June 30, 2009 and 2008, we had revenues of $0 and $36,603 in 2009 respectively and $2,837,939 and $4,362,285 respectively in 2008. The decreases are fully attributable to decreased sales resulting from economic problems of our core customer base.

Operating expenses

For the three and six month periods ended June 30, 2009, operating expenses totaled $59,423 and $149,799 respectively compared to $842,601 and $1,184,060 for the same periods ended June 30, 2008.  Operating expenses for the three and six month periods ended June 30, 2009 are attributable primarily to general and administrative expenses.

Net Loss/ Income

For the three and six month periods ended June 30,2009 we experienced a net losses of $88,978 and $151,029 compared to net income of $1,376,833 for and $1,767,765 for the same period in 2008. The decrease in profitability is primarily attributed to decreased sales resulting from economic problems of our core customer base.

Trends, Events, and Uncertainties

Demand for our services and products will be dependent on, among other things, market acceptance of our concept and general economic conditions, which are cyclical in nature. Our business operations have been adversely affected by recent economic conditions and may be further affected by our competitors and prolonged recessionary periods. We are in the process of seeking additional financing to accelerate our business plan. There is no assurance additional financing will be available, or if available, that it will be available on reasonable terms. Even if we do obtain such financing, there is no assurance that we will be able to generate profitable operations.

Liquidity and Capital Resources for the Three and Six Months Ended June 30, 2009 and 2008

Cash flows from operating activities

For the six month ended June 30, 2009 we experienced cash flows provided by operations in the amount of $3,027.

Cash flows from investing activities

Net cash used in investing activities for the six months ended June 30, 2009 was $260,795 from the release of restricted cash.

Cash flows from financing activities

Net cash used in financing activities for the six months ended June 30, 2009 was $260,424 on the repayments of bank borrowings.

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

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review our long-lived assets, including property, plant and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset.

Accounting for stock-based compensation

We adopt SFAS No. 123 (revised 2004), “Share-Based Payment“, using the fair value method, which requires the measurement and recognition of compensation expense for all share-based awards made to consultants, employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values.

Income taxes

We adopt the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The adoption of FIN 48 did not have a significant impact on our consolidated financial statements.

Employees

As of June 30, 2009, we had two employees.  If needed we may employ independent contractors for production, engineering, marketing, and sales.

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

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal.  A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at $423,000 would decrease net income before provision for income taxes by approximately $1,400 for the three months ended June 30, 2009. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

ITEM 4.              CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Given the extreme global financial events that occurred in last part of 2008 and the effect these events had on our business, management has contemplated its current controls and concluded that its controls are effective for its current level of business operations.  Management plans to reevaluate controls as needed.

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

The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the three months ended June 30, 2009, the closing sale prices of our ordinary shares on the Over-the-Counter Bulletin Board ranged from $0.0026 to $0.025 per share and the closing sale price on August 6, 2009 was $0.0022 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our ordinary shares, regardless of our operating performance.

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

ASIA GLOBAL HOLDINGS CORP.

/s/ John Leper
Dated: September 8, 2009	John Leper, Chief Executive Officer (Principal executive officer)

/s/ John Leper
Dated: September 8, 2009	John Leper, Chief Financial Officer (Principal financial officer)