Form 10-Q
period 2009-09-30
ASIA GLOBAL HOLDINGS CORP.
filed 2009-11-19
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended September 30, 2009

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                               to

Commission File Number 000-50788

ASIA GLOBAL HOLDINGS CORP.
 (Exact Name of small business issuer as specified in Its charter)
NEVADA	75-3026459
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

(Zip code)
Room 901, Haleson Building
1 Jubilee Street
Central, Hong Kong
(Address of principal executive offices)

Issuer’s telephone number, including area code: (+852) 2850 7680
(Former name, former address or former fiscal year, if changed since last report)
(Former address: 32/F Tower 1, Millenium City, 388 Kwun Tong Road, Kwun Tong, Kowloon, Hong Kong)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES  ☐                      NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and ‘smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐ Accelerated filer    ☐
Non-accelerated filer   ☐  (Do not check if a smaller reporting company)   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act).
Yes  ☐   No ☒
The number of shares outstanding of each of the Registrant’s classes of common stock, as of November 10, 2009 was 242,138,400 shares, all of one class of $0.001 par value Common Stock.

s
ASIA GLOBAL HOLDINGS CORP.
FORM 10-Q
Quarter Ended September 30, 2009

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,001	$-
Accounts receivable, trade	57,692	-

Total current assets	58,693	-

Non-current assets:
Plant and equipment, net	1,018	-

TOTAL ASSETS	$59,711	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$34,872	-
Income tax payable	3,148	-
Amount due to a director	6,203	-
Amount due to a stockholder	51,282	41,282

Total current liabilities	$95,505	41,282

Commitments and contingencies

Stockholders’ deficit:
Series A, convertible preferred stock, $0.001 par value; 500,000 shares authorized; 250,000 shares issued and outstanding shares as of September 30, 2009	250	250
Common stock, $0.001 par value; 300,000,000 shares authorized; 242,138,400 shares issued and outstanding as of September 30, 2009	242,138	142,138
Accumulated deficit	(278,182)	(183,670)

Total stockholders’ deficit	(35,794)	(41,282)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$59,711	$-

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues, net	$57,692	$-	$57,692	$-

Cost of revenue	17,949	-	17,949	-

Gross profit	39,743	-	39,743	-

Operating expenses:
Selling, general and administrative	31,206	-	31,206	-

INCOME BEFORE INCOME TAXES	8,537	-	8,537	-

Income tax expenses	(3,149)	-	(3,149)	-

NET INCOME	$5,388	$-	$5,388	$-

Weighted average number of shares – Basic	242,138,400	-	242,138,400	-
Weighted average number of shares - Diluted	292,138,400	-	292,138,400	-

Per share information:
Net income per share – Basic	$0.00	$-	$0.00	$-
Net income per share – Diluted	$0.00	$-	$0.00	$-

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$5,388	$-
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation	28	-
Change in operating assets and liabilities:
Accounts receivable	(57,692)	-
Accounts payable and accrued liabilities	34,872	-
Income tax payable	3,148	-
Amount due to a director	6,203	-

Net cash used in operating activities	(8,053)	-

Cash flows from investing activities:
Purchase of plant and equipment	(1,046)	-

Net cash used in investing activities	(1,046)	-

Cash flows from financing activities:
Advances from a stockholder	10,000
Advances from a director	100	-

Net cash provided by financing activities	10,100	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,001	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,001	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDING CORP.
(Successor of Ultra Professional Limited)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Series A, Convertible Preferred Stock		Common stock		Accumulated	Total stockholders’
	No. of shares	Amount	No. of shares	Amount	deficit	deficit

Balance as of January 1, 2009	250,000	$250	142,138,400	$142,138	$(183,670)	$(41,282)

Shares issued for reverse acquisition			100,000,000	100,000	(99,900)	100

Net income for the period					5,388	5,388

Balance as of September 30, 2009	250,000	$250	242,138,400	$242,138	$(278,182)	$(35,794)

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

In the opinion of management, these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008 and the audited financial statement of Ultra Professional Limited.

NOTE－2	ORGANIZATION AND BUSINESS BACKGROUND

Asia Global Holdings Corp. (the “Company” or “AAGH”) was incorporated in the State of Nevada on February 1, 2002 as Longbow Mining Inc. On May 12, 2004, the Company changed its name to “BonusAmerica Worldwide Corporation”. On June 6, 2006, the Company further changed its current company name to “Asia Global Holdings Corp.”

On September 29, 2009, the Company entered into an agreement for the purchase of all the outstanding shares of common stock of Ultra Professional Limited (“UPL”, a company incorporated under the laws of the British Virgin Islands), by issuing 100,000,000 shares of common stock of the Company to the sole shareholder of UPL. This share exchange transaction resulted in the shareholder of UPL obtaining a majority voting interest in the Company.

On September 30, 2009, the Company entered into and closed agreement to sell its wholly-owned subsidiary, Sino Trade-Intelligent Development Corp., Limited (a corporation organized under the laws of the Hong Kong Special Administrative Region), to Ms. Jie Xu, for US$1. This transaction was negotiated at arms-length. Ms. Jie Xu is not an affiliate of any of the Company’s shareholders.

After the consummation of the share exchange transaction, the sole shareholder of UPL, Mr. Kwong-Lim Liang was appointed as director and held approximately 41% of the voting rights as a major shareholder in the combined entity.

UPL was incorporated in the British Virgin Islands as a BVI Business Company under the BVI Business Companies Act, 2004, on January 2, 2009. Its principal business is engaged in the provision of advertising consultation service in Hong Kong and the People’s Republic of China and commences its operation since July 2009.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby UPL is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The accompanying condensed consolidated financial statements are in substance those of UPL, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of stock exchange transaction. The Company is deemed to be a continuation of the business of UPL.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Accordingly, the accompanying condensed consolidated financial statements include the following:

(1)         the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2)         the financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

Asia Global Holdings Corp. and its subsidiary are hereinafter referred to as (the “Company”).

NOTE－3	GOING CONCERN UNCERTAINITIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period ended September 30, 2009, the Company has experienced negative cash flows from operations of $8,053 with an accumulated deficit of $278,182 as of that date. The continuation of the Company as a going concern through September 30, 2010 is dependent upon the continued financial support from its stockholders.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE－4	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Use of estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•	Basis of consolidation

The condensed consolidated financial statements include the financial statements of AAGH, its wholly-owned subsidiary, UPL. All significant inter-company balances and transactions within the Company have been eliminated.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

•	Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The Company determines the allowance based on historical write-off experience of the Company. The Company reviews its allowance for doubtful accounts on a regular basis. All other balances are reviewed on a specific basis based on the aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

As of September 30, 2009, the Company did not record any amount of the allowance for doubtful accounts.

•	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Depreciable life
Office equipment	5 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Depreciation expense for the three and nine months ended September 30, 2009 was $28.

•	Impairment of long-life assets

Long-lived assets primarily include plant and equipment and intangible assets. In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets” (ASC 360-10-5), the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of September 30, 2009.

•	Revenue recognition

In accordance with ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

The Company derives its revenue from the provision of advertising consultation service, based upon the customers’ specification. The service contracts are billed either on a fixed-fee basis or on a time-and-material basis. Generally, the Company recognizes revenue as services are performed and accepted by the customer.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

•	Income taxes

The Company adopts ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the period ended September 30, 2009, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in its own jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authority.

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

The reporting currency of the Company is the United States dollars ("US$"). The Company maintains its books and records in its local currency, Hong Kong dollars ("HK$"), which is functional currency as being the primary currency of the economic environment in which the entity operates. The Company adopts ASC Topic 830-30, “Translation of Financial Statement”, to translate the financial statement into US$ from HK$, using the exchange rate on the balance sheet date as to assets and liabilities. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity. For the period ended September 30, 2009, the impact of foreign currencies translation is insignificant and no comprehensive income or loss is recorded.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment in Hong Kong.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

•	Fair value measurement

ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10") establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820-10 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820-10 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

•	Financial instruments

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, income tax payable and amount due to a director and a stockholder, are carried at cost which approximates fair value. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. ASC Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s financial statements.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its financial statements.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s financial statements as a result of the adoption of ASC 825-10.

In April 2009, the FASB issued FSP APB No. 28-1, “Interim Financial Reporting” (“ASC 825-10”). ASC 825-10 requires the fair value of financial instruments disclosure in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s financial statements as a result of the adoption of ASC 825-10.

The Company adopted, ASC Topic 855-10, “Subsequent Events” (formerly SFAS 165, “Subsequent Events”) effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its financial statements.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－5	ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts is required for the three and nine months ended September 30, 2009.

NOTE－6	AMOUNT DUE TO A DIRECTOR

As of September 30, 2009, amount due to a director, Mr. Kwong-Lim Liang represented temporary advances, which were unsecured, interest free and repayable on demand. The imputed interest on this amount is not significant.

NOTE－7	AMOUNT DUE TO A STOCKHOLDER

As of September 30, 2009, amount due to a stockholder, Sina Dragon Holdings Limited represented temporary advances, which were unsecured, interest free and repayable on demand. The imputed interest on this amount is not significant.

NOTE－8	STOCKHOLDERS’ EQUITY

On September 29, 2009, the Company issued 100,000,000 shares of common stock for share exchange transaction.

As of September 30, 2009, the number of authorized and outstanding shares of the Company’s common stock was 300,000,000 shares and 242,138,400 shares, respectively.

NOTE－9	INCOME TAXES

During the period ended September 30, 2009, the Company has a subsidiary that operates in Hong Kong and is subject to tax in the jurisdictions in which it operates, as follows:

United States of America

AAGH is registered in the State of Nevada and is subject to United States of America tax law. The Company incurred $10,000 operating loss for the period ended September 30, 2009.

Hong Kong

UPL is subject to the Hong Kong Profits Tax Laws at the statutory rate of 16.5% on the assessable income for the periods presented.

For the period ended September 30, 2009, the Company generated an operating income of $18,537 for income tax purposes. A reconciliation of income before income taxes to the effective income tax rate as follows:

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Period ended September 30, 2009

Income before income taxes	$18,537
Statutory income tax rate	16.5%
Income tax expense at statutory tax rate	3,059

Non-deductible items	90

Income tax expense	$3,149

No provision for deferred tax assets or liabilities has been made, since the Company had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

NOTE－10	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and nine months ended September 30, 2009, the customer who accounts for 10% or more of the Company’s revenues is presented as follows:

	Three and nine months ended September 30, 2009		September 30, 2009
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$32,051	56%	$32,051
Customer B	25,641	44%	25,641

Total:	$57,692	100%	$57,692

(b)         Major vendors

For the three and nine months ended September 30, 2009, one vendor represented more than 10% of the Company’s purchases.

(c)         Credit risk

No financial instruments that potentially subject the Company to significant concentrations of credit risk. Concentrations of credit risk are limited due to the Company’s large number of transactions are on the cash basis.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－11	COMMITMENTS AND CONTINGENCIES

The Company currently does not have any formal rent agreements on office premises and pays the rent expense at a fixed sum on a monthly basis. The Company incurred rent expense of $1,269 for the period ended September 30, 2009.

NOTE－12	SUBSEQUENT EVENTS

The Company evaluated subsequent events through November 19, 2009, the date the financial statements were issued, and there were no subsequent events which impacted the Company’s financial position or results of operations as of September 30, 2009 or which required disclosure.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns the nine months ended September 30, 2009 and 2008, which should be read in conjunction with the audited consolidated financial statements and notes thereto presented in the Form 10-K.

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

Overview and Future Plan of Operations

Effective September 28, 2009, Michael Mak (and his 100% owned affiliate Stanford International Holding Corporation) sold 33,500,000 common shares of the Company, and 250,000 shares of Series A, convertible preferred stock of the Company, to Sina Dragon Holdings Limited, for an aggregate of US$10,000 cash paid to Mr. Mak and Stanford International Holding Corporation.  The shares were sold as restricted securities.

The common shares represent 23% of the total 142,138,400 outstanding common shares.  The 250,000 Series A, convertible  preferred stock is convertible into 50,000,000 shares of common stock.  However, the purchased shares together represent 36.5% of the voting rights of shareholders, as the holders of preferred and common shares vote together on all matters presented to shareholders (as provided  in the Designation of Preferred Shares (Exhibit 3.1 to the Form 8-K filed on October 27, 2006)), and the holder of the preferred shares is entitled to vote the shares as if converted to common stock.  The formula for determining the votes which the holder of preferred shares is entitled to cast is set forth in the Designation.

Sina Dragon Holdings Limited, a private  Hong Kong investment company,  is 100% owned by Mr. Stanley Lai, who is its sole officer and director.   Mr. Ping-Shun Lai (brother of Mr. Stanley Lai) now is the sole director and officer of the Company.  The Board of Directors thus appointed Mr. Ping-Shun Lai as Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company.  Following his appointment, John A. Leper and Hin Lee Kwong resigned as officers and directors. Mr. Ping-Shun Lai (age 63) has more than 40 years of experience in running manufacturing operations in Hong Kong and the People’s Republic of China (the “PRC”), and has established relationships with high-level personnel within different Ministries of the PRC.  Since 1999, Mr. Lai has been a consultant and director for Teams Uniform Specialist Co., Ltd., a garment manufacturing company based in Hong Kong.  We believe this change of control will be beneficial to the long term growth of the Company.

Currently
On September 29, 2009, the Company entered into an agreement for the purchase of all the outstanding shares of common stock of Ultra Professional Limited (“UPL”) (a company incorporated under the laws of the British Virgin Islands), by issuing 100,000,000 common shares of the Company to the sole shareholder of UPL (Mr. Kwong-Lim Liang).  The acquisition was closed as of September 29, 2009.  Prior to his acquisition of the Company shares, Mr. Liang was not an affiliate of the Company.  He is not an affiliate of any of the Company’s shareholders.  The shares were issued to Mr. Liang as restricted securities under rule 144.

UPL (established in January 2009 and based in Hong Kong) provides consulting services to foreign and local (PRC) companies seeking to begin or re-organize advertising programs in the PRC.  Mr. Liang, a director of UPL, has 20 years of experience in structuring advertising contracts for foreign and PRC import and export businesses.  Since 1999, Mr. Liang has been director and a principal owner of Nina Limited., a Hong Kong based private trading company. All business advertising in the PRC must comply with local and central government regulations as to content and means of publication.  UPL uses Mr. Liang’s extensive contacts and experience with government officials to help clients organize and maintain advertising programs that are compliant.

UPL’s services are billed to clients on an individual project basis, either on a fixed cost whole project basis, or by installments as a project completes each phase of the project.   UPL also may enter into joint ventures with selected clients to set up advertising agencies in the PRC.

On September 30, 2009, the Company entered into and closed an agreement to sell its wholly-owned subsidiary Sino Trade-Intelligent Development Corp., Limited (a corporation organized under the laws of the Hong Kong Special Administrative Region), to Ms. Jie Xu, for US$1.  This transaction was negotiated at arms-length.  Ms. Jie Xu is not an affiliate of any of the Company’s shareholders.

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008 During the three months ended September 30, 2009 the Company experienced a net income of $5,388 with operating revenues of $57,692.

Revenue
During the three and nine months ended September 30, 2009, we had revenues of $57,692. The Company wholly owned subsidiary through which the Company conducts its operation, UPL, has not been established in year 2008.  As such, there was no comparable figure for the three and nine months ended September 30, 2008.

Cost of Revenue
For the three and nine months ended September 30, 2009, cost of revenue was $17,949 which included such direct cost as sub-contracting fee, printing and material costs that are attributable to the rendering of service to the customers. The Company wholly owned subsidiary through which the Company conducts its operation, UPL, has not been established in year 2008.  As such, there was no comparable figure for the three and nine months ended September 30, 2008.

Operating expenses
For the three and nine months ended September 30, 2009, operating expenses totaled $31,206 which are attributable primarily to selling, general and administrative expenses. The Company wholly owned subsidiary through which the Company conducts its operation, UPL, has not been established in year 2008.  As such, there was no comparable figure for the three and nine months ended September 30, 2008.

Net Income
For the three and nine months ended September 30, 2009, we experienced a net income of $5,388. The Company wholly owned subsidiary through which the Company conducts its operation, UPL, has not been established in year 2008.  As such, there was no comparable figure for the three and nine months ended September 30, 2008.

Liquidity and Capital Resources

Cash flows from operating activities
For the nine months ended September 30, 2009, we recorded net cash used in operating activities of $8,053.  The amount can be attributable to a net income of $5,388, increase in accounts payable and accrued liabilities of $34,872, increase in amount due to a director of $6,203 and increase in income tax payable of $3,148 offset by increase in accounts receivable of $57,692.

Cash flows from investing activities
Net cash used in investing activities for the nine months ended September 30, 2009 was $1,046 mainly attributable to purchase of plant and equipment.

Cash flows from financing activities
Net cash provided by financing activities for the nine months ended September 30, 2009 was $10,100.

Liquidity

Our liquidity will depend largely on our revenue growth and our ability to control our operating expense.  Over the upcoming twelve months, we expect to spend approximately $100,000 for operating expenses assuming revenue growth and no major change in business development strategies.  We expect to meet these capital needs from sales revenues and, to the extent we do not have sufficient revenues, from other external sources of financing.

On a long-term basis, our liquidity will be dependent on establishing profitable operations, receipt of revenues, additional infusions of capital and additional financing. If necessary, we may raise capital through an equity or debt offering for further expansion. The funds raised from this offering will be used to develop and execute our business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected.

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

Revenue recognition

In accordance with ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

The Company derives its revenue from the provision of advertising consultation service, based upon the customers’ specification. The service contracts are billed either on a fixed-fee basis or on a time-and-material basis. Generally, the Company recognizes revenue as services are performed and accepted by the customer.

Employees
As of September 30, 2009, we had 2 employees.  The Company also hires consultants and contractors to handle various tasks such as marketing, accounting etc. on a need basis.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange  Act") were effective as of September 30,, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Given the extreme global financial events that occurred in last part of 2008 and the effect these events had on our business, management has contemplated its current controls and concluded that its controls are effective for its current level of business operations.  Management plans to reevaluate controls as needed.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

ITEM 1A.	RISK FACTORS

Not required for smaller reporting companies

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2009, the Company purchased all the outstanding shares of common stock of Ultra Professional Ltd. (a company incorporated under the laws of the British Virgin Islands), by issuing 100,000,000 common shares of the Company to the sole shareholder of Ultra Professional (Mr. Kwong-Lim Liang).  The shares were issued to Mr. Liang as restricted securities under rule 144, in reliance on the exemption available to the Company under section 4(2) of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3(i)(a)	Articles of Incorporation filed with the Nevada Secretary of State on February 1, 2002 (Exhibit 3.1 to Registration Statement on Form SB-2 filed with the Commission on April 25, 2002)

3(i)(b)	First Amendment to Articles of Incorporation filed with the Nevada Secretary of State on May 20, 2004 (Exhibit 3.1 to Form 8-K/A filed with the Commission on May 26, 2004)

3(i)(c)	Second Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 9, 2006 (Exhibit 3.1 to Form 8-K filed with the Commission on July 31, 2006)

3(i)(d)	Third Amendment to Articles of Incorporation filed with the Nevada Secretary of State on August 22, 2006 (Exhibit 3.1 to Form 8-K filed with the Commission on September 13, 2006)

3(ii)(a)	Bylaws (Exhibit 3.4 to Registration Statement on Form SB-2 filed with the Commission on April 25, 2002)

3(ii)(b)	Amended Bylaws (Exhibit 3.2 to Form 10Q-SB filed with the Commission on February 19, 2003)

10.1	Common Stock Purchase Agreement (acquisition of Ultra Professional Ltd., dated September 29, 2009)

10.2	Common Stock Purchase Agreement (disposition of Sino Trade Intelligent Development Corp. Limited,dated September 30, 2009)

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA GLOBAL HOLDINGS CORP.

/s/ Ping-Shun Lai
Dated: November 19, 2009	Ping-Shun Lai, Chief Executive Officer (Principal executive officer)

/s/ Ping-Shun Lai
Dated: November 19, 2009	Ping-Shun Lai, Chief Financial Officer (Principal financial officer)