Form 10-K/A
period 2008-12-31
ASIA GLOBAL HOLDINGS CORP.
filed 2009-12-04
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Telephone (+852) 2850 7680  Fax (+852) 2850 7588
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock ($0.001 par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in   Rule 405 of the Securities Act. ☒ No Yes ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☒  No Yes ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

 This Amendment No. 1 to the Annual Report on Form 10-K is made for the purpose of filing herewith current Exhibits 31.1 and 31.2

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits

2.1*	Articles of Incorporation filed with the Nevada Secretary of State on February 1, 2002 (Exhibit 3.1 to Registration Statement on Form SB-2 filed with the Commission on April 25, 2002)

2.2*	First Amendment to Articles of Incorporation filed with the Nevada Secretary of State on May 20, 2004 (Exhibit 3.1 to Form 8-K/A filed with the Commission on May 26, 2004)

2.3*	Second Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 9, 2006 (Exhibit 3.1 to Form 8-K filed with the Commission on July 31, 2006)

2.4*	Third Amendment to Articles of Incorporation filed with the Nevada Secretary of State on August 22, 2006 (Exhibit 3.1 to Form 8-K filed with the Commission on September 13, 2006)

2.5*	Bylaws (Exhibit 3.4 to Registration Statement on Form SB-2 filed with the Commission on April 25, 2002)

2.6*	Amended Bylaws (Exhibit 3.2 to Form 10Q-SB filed with the Commission on February 19, 2003)

3.1*	Form of Stock Certificate (Exhibit 4.1 to Registration Statement on Form SB-2 filed with the Commission on April 25, 2002)

3.2*
Demand Promissory Note in the principal amount of US$100,000, dated April 3, 2002 from the Company in favor of Archer Pacific Management Inc. (Exhibit 4.2 to Form SB-2 filed with the Commission on April 25, 2002)

3.3*
Demand Promissory Note in the principal amount of US$39,010.97, dated March 8, 2002 from the Company in favor of Archer Pacific Management Inc. (Exhibit 4.3 to Form SB-2 filed with the Commission on April 25, 2002)

3.4*	Demand Promissory Note in the principal amount of US$19,506.16, dated March 8, 2002 from the Company in favor of Fred Tse (Exhibit 4.4 to Form SB-2 filed with the Commission on April 25, 2002)

3.5*	Assignment, dated June 30, 2004, between the Company and Archer Pacific Management Inc. (Exhibit 10.1 to Form 10-QSB filed with the Commission on November 22, 2004).

3.6*	Assignment, dated June 30, 2004, between the Company and Fred Tse (Exhibit 10.2 to Form 10-QSB filed with the Commission on November 22, 2004).

3.7*	Share Exchange Agreement (Exhibit 10.1 to Form 8-K filed with the Commission on March 9, 2004)

4.1*	Form of Subscription Agreement (Exhibit 99.1 to Form SB-2 filed with the Commission on April 25, 2002)

6.1*	Management Agreements (Exhibit 10.1through 10.12 to Form 8-K filed with the Commission on November 3, 2006)

6.2*	Employment Agreement with Michael Mak (Exhibit 10.1 to Form 8-K filed with the Commission on October 27, 2006)

21*	Subsidiaries List

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss. 1350 (filed herewith)

* Previously Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA GLOBAL HOLDINGS CORP.

/s/ Mr. Ping-Shun Lai
MR. PING-SHUN LAI, Chief Executive Officer
(Principal executive officer)

/s/ Mr. Ping-Shun Lai
MR. PING-SHUN LAI, Chief Financial Officer
(Principal Financial Officer)

Dated: December 3, 2009