Form 10-Q/A
period 2009-06-30
ASIA GLOBAL HOLDINGS CORP.
filed 2009-12-04
CIK 1171689

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
(+852) 2850 7680 Issuer’s fax number, including area code: (+852) 2850 7588
(Former name, former address or former fiscal year, if changed since last report)
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

Large accelerated filer☐     Accelerated filer☐      Non-accelerated filer☐       Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act).
Yes  ☐   No ☒

The number of shares outstanding of each of the Registrant’s classes of common stock, as of August 20, 2009 was 142,138,400 shares, all of one class of $0.001 par value Common Stock.

EXPLANATORY NOTE

 This Amendment No. 1 to the Quarterly Report on Form 10-Q is made for the purpose of filing herewith current Exhibits 31.1 and 31.2, and filing certain exhibits omitted from the initial Report.

ITEM 6.	EXHIBITS

3(i)(a)*	Articles of Incorporation filed with the Nevada Secretary of State on February 1, 2002 (Exhibit 3.1 to Registration Statement on Form SB-2 filed with the Commission on April 25, 2002)

3(i)(b)*	First Amendment to Articles of Incorporation filed with the Nevada Secretary of State on May 20, 2004 (Exhibit 3.1 to Form 8-K/A filed with the Commission on May 26, 2004)

3(i)(c)*	Second Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 9, 2006 (Exhibit 3.1 to Form 8-K filed with the Commission on July 31, 2006)

3(i)(d)*	Third Amendment to Articles of Incorporation filed with the Nevada Secretary of State on August 22, 2006 (Exhibit 3.1 to Form 8-K filed with the Commission on September 13, 2006)

3(ii)(a)*	Bylaws (Exhibit 3.4 to Registration Statement on Form SB-2 filed with the Commission on April 25, 2002)

3(ii)(b)*	Amended Bylaws (Exhibit 3.2 to Form 10Q-SB filed with the Commission on February 19, 2003)

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

*	Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA GLOBAL HOLDINGS CORP.

Dated: December 3, 2009	/s/ Mr. Ping-Shun Lai
Mr. Ping-Shun Lai, Chief Executive Officer (Principal executive officer)

Dated: December 3, 2009	/s/ Mr. Ping-Shun Lai
Mr. Ping-Shun Lai, Chief Financial Officer (Principal financial officer)