Form 10-Q/A
period 2009-09-30
ASIA GLOBAL HOLDINGS CORP.
filed 2009-12-04
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

 This Amendment No. 1 to the Quarterly Report on Form 10-Q is made for the purpose of filing herewith current Exhibits 31.1 and 31.2

ITEM 6.	EXHIBITS

3(i)(a)*	Articles of Incorporation filed with the Nevada Secretary of State on February 1, 2002 (Exhibit 3.1 to Registration Statement on Form SB-2 filed with the Commission on April 25, 2002)

3(i)(b)*	First Amendment to Articles of Incorporation filed with the Nevada Secretary of State on May 20, 2004 (Exhibit 3.1 to Form 8-K/A filed with the Commission on May 26, 2004)

3(i)(c)*	Second Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 9, 2006 (Exhibit 3.1 to Form 8-K filed with the Commission on July 31, 2006)

3(i)(d)*	Third Amendment to Articles of Incorporation filed with the Nevada Secretary of State on August 22, 2006 (Exhibit 3.1 to Form 8-K filed with the Commission on September 13, 2006)

3(ii)(a)*	Bylaws (Exhibit 3.4 to Registration Statement on Form SB-2 filed with the Commission on April 25, 2002)

3(ii)(b)*	Amended Bylaws (Exhibit 3.2 to Form 10Q-SB filed with the Commission on February 19, 2003)

10.1*	Common Stock Purchase Agreement (acquisition of Ultra Professional Ltd., dated September 29, 2009)

10.2*	Common Stock Purchase Agreement (disposition of Sino Trade Intelligent Development Corp. Limited,dated September 30, 2009)

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

* Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA GLOBAL HOLDINGS CORP.

/s/ Mr. Ping-Shun Lai
Dated: December 3, 2009	Mr. Ping-Shun Lai, Chief Executive Officer (Principal executive officer)

Dated: December 3, 2009	/s/ Mr. Ping-Shun Lai
Mr. Ping-Shun Lai, Chief Financial Officer (Principal financial officer)