Form 10-K/A
period 2008-12-31
ASIA GLOBAL HOLDINGS CORP.
filed 2010-02-19
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2008

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

 This Amendment No. 2 to the Annual Report on Form 10-K is made for the purpose of filing herewith current Exhibits 31.1 and 31.2, with the complete text of the original Form 10-K for the fiscal year ended December 31, 2008.

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

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in PART I. ITEM 1A:. Risk Factors and PART II. ITEM 6 "Management's Discussion and Analysis or Plan of Operatio n" included herein.

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

To address the TV media opportunity in China, our Sino Trade subsidiary created the wholly-owned subsidiary Idea Asia to hold entertainment related businesses. Idea Asia created CMP of which Idea Asia owns 60%. On December 18, 2006, CMP entered into an agreement to acquire the rights from UK based Celador International Limited (now part of 2waytraffic) to broadcast in China the global quiz show phenomenon Who Wants To Be A Millionaire? . The remaining 40% of CMP is owned by Kolmanski International Limited and Region Giants Limited. CMP entered into an agreement with China advertising media sales agency Zixunmedia in November of 2006. Pursuant to PRC regulations, only a licensed advertising agency can sell advertising and collect payments for advertising sales in China. CMP discontinued production and distribution of Who Wants To Be A Millionaire? in   March 2008.

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

Our future television budgets may continue to increase due to factors including, but not limited to, (1) escalation in compensation rates of people required to work on our current projects, (2) number of personnel required to work on our current projects, (3) equipment needs, (4) the enhancement of existing, or the development of new, proprietary technology and (5) the expansion of our facilities to accommodate the growth of the television and media segment. Under the Format Option Agreement for Singing Bee , we will finance the budget for production and sale of the show. Due to production exigencies, which are often difficult to predict, it is not uncommon for television production spending to exceed television production budgets, and our current projects may not be completed within the budgeted amounts. In addition, when production of each film is completed, we may incur significant carrying costs associated with transitioning personnel on creative and development teams from one project to another. These carrying costs increase overall production budgets and could have a material adverse effect on our results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

In 2008, beginning in June, our principal executive offices were located at Unit 601B, 6 th Floor, Tower 1, 833 Cheung Sha Wan Road, Kowloon, Hong Kong..

In 2008, our total office rental expenses for our offices in Hong Kong and China were $94,152

We currently occupy office space in Hong Kong at the following location:

Millenium City 1, 32/F, Tower 1, Mi llenium City, 388 Kwun Tong Road, Kwun Tong, Kowloon, Hong Kong

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

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since July 17, 2006, our common stock has been traded on the Over-the-Counter Bulletin Board under the symbol “AAGH.OB”.  Prior to July 17, 2006, our common stock was traded on the Over-the-Counter Bulletin Board under the symbol "BAWC.OB". ] As of January 7, 2008, there were: (i) 995 shareholders of record, without giving effect to determining the number of shareholders who hold shares in "street name" or other nominee status; (ii) no outstanding options to purchase shares of our common stock; (iii) outstanding 133,362,000 shares of our common stock, of which 98,862,000 shares are either freely tradable or eligible for sale under Rule 144 or Rule 144K, and (v) no shares subject to registration rights.

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

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

1.         ORGANIZATION AND BUSINESS BACKGROUND

Asia Global Holdings Corp. (the “ Company” or “ AAGH” ) was incorporated in the State of Nevada on February 1, 2002 as Longbow Mining Inc . On May 12, 2004, the Company changed its name to “ BonusAmerica Worldwide Corporation ” . O n June 6, 2006, the Company further changed its current company name to “ Asia Global Holdings Corp. ”

The Company is focused on building businesses in China and other emerging regions and markets in Asia and worldwide. The Company has subsidiaries partici pating in media and advertising, TV entertainment, marketing services and Internet commerce. During 2007, the Company entered the television entertainment market to produce and broadcast the “ Who Wants To Be a Millionaire? ” TV show in the People China. AAG H, through its subsidiaries, operates a business-to-business search engine and buyer-supplier matching web site called “ TradeDragon.com” . TradeDragon.com was internally developed by the Company based on a combination of proprietary industry knowledge, and expertise in global direct marketing, ecommerce and China sourcing. The Company ’ s subsidiaries also sell trade information and online marketing services related to the database to mainland Chinese companies. The Company also produces offline advertising p r oducts such as business-to-business trade directories and industry trade publications. The Company is headquartered in Hong Kong, and has offices in the United States of America (“ US” ) and mainland China.

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

2.         GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of bu siness for the foreseeable future.

At December 31, 200 8 , the Company had incurred a net loss of $ 3 , 217 , 339 and an accumulated deficit of $ 1 9 , 015 , 428 . Additionally, the Company has incurred losses over the past several years. The continuation of AAGH as a going concern is dependent upon the continued financial support from its stockholders, the ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company ’ s ability to continue as a going concern. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabiliti es that may result from the outcome of the Company ’ s ability to continue as a going concern.

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●          Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“ US GAAP” ).

●          Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabili ties in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

●          Basis of consolidation

The consolidated financial statements include the financial statements of AAGH and its subsidiaries and variable interest entity .

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

●          Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company maintains cash balances at several banks. Accounts hel d at financial institutions in the US are insured by the Federal Deposit Insurance Corporation up to $100,000.

●          Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Co mpany extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined bas e d on managements ’ assessment of known requirements, aging of receivables, payment history, the customer ’ s current credit worthiness and the economic environment.

●          Inventories

Inventories include material, labor and direct overhead incurred in the product ion of television episodes and are stated at lower of cost or market value, cost being determined on a first-in-first-out method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete ite ms and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

●          Property, plant and equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully opera t ional, generally ranging from 2 to 5 years:

Depreciable life
Computers and office equipment	3-5 years
Furniture and fixtures	2-5 years
Leasehold improvements	5 years

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●          Intangible assets

Intangible assets consist of costs paid to acquire personal customer information for use in its advertising and database rental activities. For the year ended December 31, 200 8 , the Company has acquired the new customer database for the operational use. The Company amortizes the cost of these assets over a period of 3 to 5 years.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

●          Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” , property, plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. For the year s ended Decem ber 31, 2008 and 2007, the Company made an impairment charge of $ 766,217 and $2,000,000 .

●          Capital leases

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as capital leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, ( iii) the lease term exceeding 75% of the estimated economic life of the leased asset, (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a capital lease, the Company as the lessee records an asset and   an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreci a ted in accordance with the Company ’ s normal depreciation policy if the title is to eventually transfer to the Company. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the   effective interest method in accordance with APB Opinion No. 21, “ Interest on Receivables and Payables ” .

●          Revenue recognition

In accordance with the SEC ’ s Staff Accounting Bulletin No. 104, “ Revenue Recognition” , the Company recognizes revenue when persua sive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

Revenues from database rentals are recorded at the time the service s are provided. The Company entered into sale-through agreements with 8 (200 7 : 9 ) distributors located in Hong Kong and China which in turn will be responsible to recruit new members and take orders from the existing members of TradeDragon.com. The members can enjoy the following services from the Company (a) advertising placement on the business directories and trade publications that are produced by Sino Trade, (b) internet direct marketing services by the means of traditional mail and emails distributio n , (c) membership to TradeDragon.com webpage in which the members exhibit their products and services and search for their buyers or suppliers through search engine marketing tool and international trade portal.

According to the sale-through agreement, eac h of the distributors is committed to a fixed fee of $256,000 per quarter, and the distributor will sign separate contracts with the members. Hence, the Company takes orders directly from the distributors and will services are considered rendered to the d i stributors but not the members.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

●          Advertising costs

The Company expenses costs of advertising and promotions as incurred with the exception of direct-response advertising costs. Statement of Position No. 93-7, "Reporting on Advertising Costs" , provides that direct-response advertising costs that meet specified criteria should be reported as assets and amortized over the estimated benefit period, which is generally less than 30 days. The conditions for reporting the direct-response advertising costs as assets include evidence that customers have responded specifically to the advertising, and that the advertising results in probable future benefits. The Company uses direct-response marketing to attract customers to opt-in to the Company's database and buy goods offered on its website or a special promotion. The Company is able to document the responses of each customer to the email advertising that elicited the response. The percentage of costs attributable to future rental revenues are segregated and reported as intangible assets. Advertising expenses for the years ended December 31, 2008 and 2007 were approximately $2,178,342 and $1,809,580, respectively.

●          Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of operations as and when the related employee service is provided.

●          Income taxes

The Company accounts for income tax using SFAS No. 109 “ Accounting for Income Taxes” , which requi res the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement ca r rying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the y ears of recovery or reversal and the effect from a change in tax rates is recognized in the statements of operations in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely t han not that some portion of, or all of the deferred tax assets will not be realized.

The Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes” (“ FIN 48 ” ) . FIN 48 presc ribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In accordance with FIN 48, the Company also adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the years ended December 31, 2008 and 2007, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2008 and 2007, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts its major business es in Malaysia and Hong Kong and is subject to tax in those jurisdictions. As a result of its business activities, the Company files tax returns t hat are subject to examination by the foreign tax authorities.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

●          Net loss per share

The Company calculates net loss per share in accordance with SFAS No. 128, “ Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted -average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding i f the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●          Comprehensive loss

SFAS No. 130, “ Reporting Comprehensive Income” , establishes standards for reporting and display of comprehensive income, its co mponents and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation. T his comprehensive income is not included in the computation of income tax expense or benefit.

●          Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exch ange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates.   The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is the United States Dollar s ("US $ "). The functional currency of the Company's subsidiaries operating in Hong Kong is Hong K ong Dollars ( " HK $ " ) and their financial records are maintained and its statutory financial statements are prepared in HK $ . The functional currency of the Company's subsidiary established in the PRC is Renminbi Yuan ( " RMB " ) and its financial record is maint ained and its financial statements are prepared in RMB.

In general, assets and liabilities are translated into US$ , in accordance with SFAS No. 52, “ Foreign Currency Translation” , using the exchange rate on the balance sheet date. Revenues and expenses ar e translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the consolidate d statements of stockholders ’ equity.

●          Stock-based compensation

The Company adopts SFAS No. 123 (revised 2004), " Share-Based Payment " ("SFAS No. 123(R)"), using the fair value method on January 1, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

●          Related parties

Parties, which can be a corpo ration or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also co n sidered to be related if they are subject to common control or common significant influence.

●          Segment reporting

SFAS No. 131 “ Disclosures about Segments of an Enterprise and Related Information”   (“ SFAS No. 131” ) establishes standards for reporting informa tion about operating segments on a basis consistent with the Company ’ s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements.

In the first quarter of 2008, the Company discontinued its operation in TV entertainment business. Hence, the Company operates one reportable segment in media and advertising business for the year ended December 31, 2008.

●          Fair value of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “ Disclosures about Fair Value of Financial Instruments ”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

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

●          Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future ado ption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard ( “ SFAS “ ) No.   157, " Fair Value Measure men ts "   ( " SFAS No.   157 " ). SFAS No.   157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether o r not an instrument is carried at fair value. SFAS No.   157 is effective for fiscal years beginning after November   15, 2007. In February 2008, the FASB deferred SFAS No.   157's effective date for all non-financial assets and liabilities, except those items r ecognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November   15, 2008. The Company believes that SFAS No. 15 7 should not have a material impact on the consolidated financial position or results of operations.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159") . SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instr uments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after N ovember 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS No. 159 should not have a material impact on the consolidated financial position or results of operations.

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

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “ Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“ FSP FAS 133-1” and “ FIN 45-4” ). F SP FAS 133-1 and FIN 45-4 amends disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies the disclosure requirements of SFAS No. 161 and is eff ective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The adoption of FSP FAS 133-1 and FIN 45-4 did not have a material impact on the Company ’ s current consolidated financial position, results of oper ation or cash flows.

In October 2008, the FASB issued Staff Position (“ FSP” ) No. 157-3, “ Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“ FSP FAS 157-3.” ) FSP FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market. It illustrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 did not have a material impact on the Company ’ s current consolidated financial position, results of operations or cash flows.

In December 2008, FASB issues Staff Position (“ FSP” ) No. 140-4 a nd FIN 46(R)-8, “ Discl osures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities ” . The purpose of this FSP is to promptly increase disclosures by public entities and enterprises until the pending amendments to SFAS No. 140, “ Accoun ting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ” , ( “ S FAS No. 140 ” ) and FASB Interpretation No. 46 (revised December 2003), “ Consolidation of Variable Interest Entities ” , ( “ FIN 46(R) ” ) are finalized and approved by th e FASB. The FSP is effective for reporting periods (interim and annual) ending after December 15, 2008. The Company adopted this FSP for the year ended December 31, 2008 and the adoption did not have any impact on the   consolidated financial statements.

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

Loss from discontinued operations was reported as $258,386 and $3,161,920 for the years ended December 31, 2008 and 2007, respectively. Prior period financial statements for the year ended December 31, 2007 have been restated to present the operation in “ Who Wants To Be a Millionaire? ” TV show as a discontinued operation. The assets and liabilities of the discontinued operations as of December 31, 2008 and 2007 consisted of the following:

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

The asset group related to the “ Who Wants To Be a Millionaire? ” TV show was tested for recoverability, an impairment loss of $2,000,000 was recognized during 2007 which represented the amount by which the carrying amount of the asset group exceeded its fair value at the balance sheet date.

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

As of December 31, 2008 and 2007, the Company tested for impairment on its intangible assets in accordance with the SFAS No. 142 . Based on the results of the Company's undiscounted cash flows calculation, the Company evaluated whether or not there was an impairment loss by comparing the fair value of the intangible asset to its carrying value. Since the carrying value of the intangible assets exceeded its fair value, the Company recognized an impairment loss of $629,268 and $905,332 for the years ended December 31, 2008 and 2007.

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

Discretionary Bonus

We have not provided our executive officers with any discretionary bonuses at the moment but our board of directors may consider the necessity of such scheme in the future based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers’ to our success ~~.~~

Equity Incentives

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

The following table sets forth information for the period indicated with respect to the persons who served as our CEO, CFO and other most highly compensated executive officers who served on our board of directors .

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

Except as disclosed herein, we have no other existing or proposed agreements with any of our officers and directors .

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
834 S. Broadway, 5 th Floor, Los Angeles, CA 90014

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

Dated: February 18, 2010