Form 10-Q
period 2009-12-31
ASIA GLOBAL HOLDINGS CORP.
filed 2010-02-19
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended December 31, 2009

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

Large accelerated filer☐     Accelerated filer☐     Non-accelerated filer☐      Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act).
Yes  ☐   No ☒
The number of shares outstanding of each of the Registrant’s classes of common stock, as of February 12, 2010 was 242,138,400 shares, all of one class of $0.001 par value Common Stock.

ASIA GLOBAL HOLDINGS CORP.
FORM 10-Q
Quarter Ended December 31, 2009
TABLE OF CONTENTS

		Page
	PART I— FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of December 31, 2009 and September 30, 2009	F-2

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended December 31, 2009 and 2008	F-3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2009 and 2008	F-4

	Condensed Consolidated Statement of Stockholders’ Deficit for the Period from January 2, 2009 (Inception) to September 30, 2009 and for the Three Months Ended December 31, 2009	F-5

	Notes to Condensed Consolidated Financial Statements For the Three Months Ended December 31, 2009	F-6 - F-12

Item 2	Managements Discussion and Analysis of Financial Condition and Results of Operation	2

Item 3	Quantitative and Qualitative Disclosures About Market Risk	4

Item 4T	Controls and Procedures	4

	PART II—OTHER INFORMATION

Item 1	Legal Proceedings	5

Item 1A	Risk Factors	5

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3	Defaults Upon Senior Securities	5

Item 4	Submission of Matters to a Vote of Security Holders	5

Item 5	Other Information	5

Item 6	Exhibits	5

	SIGNATURES	7

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of December 31, 2009 and September 30, 2009	F-2

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three Months ended December 31, 2009 and 2008	F-3

Condensed Consolidated Statements of Cash Flows for the Three Months ended December 31, 2009 and 2008	F-4

Condensed Consolidated Statement of Stockholders’ Deficit for the Period from January 2, 2009 (Inception) to September 30, 2009 and for the Three Months ended December 31, 2009	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-12

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND SEPTEMBER 30, 2009
 (Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	December 31, 2009	September 30, 2009

ASSETS
Current assets:
Cash and cash equivalents	$10,091	$1,001
Accounts receivable	32,051	57,692

Total current assets	42,142	58,693

Non-current assets:
Plant and equipment, net	989	1,018

TOTAL ASSETS	$43,131	$59,711

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$32,635	$34,872
Income tax payable	3,148	3,148
Amount due to a director	21,481	6,203
Amount due to a stockholder	51,282	51,282

Total current liabilities	108,546	95,505

Commitments and contingencies

Stockholders’ deficit:
Series A, convertible preferred stock, $0.001 par value; 500,000 shares authorized; 250,000 shares issued and outstanding shares as of December 31, 2009 and September 30, 2009	250	250
Common stock, $0.001 par value; 300,000,000 shares authorized; 242,138,400 shares issued and outstanding as of December 31, 2009 and September 30, 2009	242,138	242,138
Accumulated deficit	(307,803)	(278,182)

Total stockholders’ deficit	(65,415)	(35,794)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$43,131	$59,711

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended December 31,
	2009	2008

Revenues, net	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
Selling, general and administrative	(29,621)	-

Loss before income taxes	(29,621)	-

Income tax expense	-	-

NET LOSS	$(29,621)	$-

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	242,138,400	242,138,400

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(29,621)	$-
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	29	-
Changes in operating assets and liabilities:
Accounts receivable	25,641	-
Accounts payable and accrued liabilities	(2,237)	-
Amount due to a director	15,278	-

Net cash provided by operating activities	9,090	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,090	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,001	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,091	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements..

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2009 AND
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Series A, convertible preferred stock		Common stock		Accumulated	Total stockholders’
	No. of share	Amount	No. of share	Amount	deficit	deficit

Balance as of January 2, 2009 (Inception)	-	$-	100,000,000	$100,000	$(99,900)	$100

Shares effectively issued to former AAGH shareholders as part of the September 29, 2009 recapitalization	250,000	250	142,138,400	142,138	(183,670)	(41,282)

Net income for the period	-	-	-	-	5,388	5,388

Balance as of September 30, 2009	250,000	$250	242,138,400	$242,138	$(278,182)	$(35,794)

Net loss for the period	-	-	-	-	(29,621)	(29,621)

Balance as of December 31, 2009	250,000	$250	242,138,400	$242,138	$(307,803)	$(65,415)

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
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

In the opinion of management, these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the three months ended December 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2010 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of Ultra Professional Limited for the period from January 2, 2009 (Inception) to September 30, 2009.

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

On December 21, 2009, the Board of Directors of the Company authorized a change in the Company’s fiscal year end to September 30 from December 31. This change of fiscal year was made to align the Company’s fiscal year with the fiscal year of UPL, the Company’s operating subsidiary.

After the consummation of the share exchange transaction, the sole shareholder of UPL, Mr. Kwong-Lim Liang, was appointed as director and held approximately 34% of the voting rights as a major shareholder in the combined entity.

UPL was incorporated in the British Virgin Islands as a BVI Business Company under the BVI Business Companies Act, 2004, on January 2, 2009. Its principal business is engaged in the provision of advertising consultation service in Hong Kong and the People’s Republic of China and commenced operations in July 2009.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby UPL is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The accompanying condensed consolidated financial statements are in substance those of UPL, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the reverse acquisition. The Company is deemed to be a continuation of the business of UPL.

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

Asia Global Holdings Corp. and its subsidiary are hereinafter referred to as (the “Company”).

NOTE - 3	GOING CONCERN UNCERTAINITIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the three months ended December 31, 2009, the Company has experienced a net loss of $29,621 with an accumulated deficit of $307,803 as of that date. The continuation of the Company as a going concern through December 31, 2010 is dependent upon the continued financial support from its stockholders.

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

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

As of December 31, 2009, the Company did not record any amount of the allowance for doubtful accounts.

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

Depreciation expense for the three months ended December 31, 2009 and 2008 was $29 and $0, respectively.

•	Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of December 31, 2009.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
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

For the three months ended December 31, 2009, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2009, the Company did not have any significant unrecognized uncertain tax positions.

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

The reporting currency of the Company is the United States dollars ("US$"). The Company maintains its books and records in its local currency, Hong Kong dollars ("HK$"), which is functional currency as being the primary currency of the economic environment in which the entity operates. The Company adopts ASC Topic 830-30, “Translation of Financial Statement”, to translate the financial statement into US$ from HK$, using the exchange rate on the balance sheet date as to assets and liabilities. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity. For the three months ended December 31, 2009, the impact of foreign currencies translation is insignificant and no comprehensive income or loss is recorded.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
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

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance and it did not materially affect the Company’s financial position and results of operations.

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

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 5	ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts is required for the three months ended December 31, 2009.

NOTE - 6	AMOUNT DUE TO A DIRECTOR

As of December 31, 2009, amount due to a director, Mr. Kwong-Lim Liang represented temporary advances, which were unsecured, interest free and repayable on demand. The imputed interest on this amount is not significant.

NOTE - 7	AMOUNT DUE TO A STOCKHOLDER

As of December 31, 2009, amount due to a stockholder, Sina Dragon Holdings Limited represented temporary advances, which were unsecured, interest free and repayable on demand. The imputed interest on this amount is not significant.

NOTE - 8	INCOME TAXES

During the three months ended December 31, 2009, the Company has a subsidiary that operates in Hong Kong and is subject to tax in the jurisdictions in which it operates, as follows:

United States of America

AAGH is registered in the State of Nevada and is subject to United States of America tax law. The Company incurred $0 operating loss for the three months ended December 31, 2009.

Hong Kong

UPL is subject to the Hong Kong Profits Tax at the statutory rate of 16.5% and 16.5% for the three months ended December 31, 2009 and 2008 on the assessable income for the periods presented.

For the three months ended December 31, 2009, the Company incurred an operating loss for income tax purposes and was exempted from Hong Kong Profits Tax. A reconciliation of income before income taxes to the effective income tax rate as follows:

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended December 31,
	2009	2008

Loss before income taxes	$(29,621)	$-
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory tax rate	(4,887)	-

Non-deductible items	1	-
Net operating loss carryforwards	4,886	-

Income tax expense	$-	$-

As of December 31, 2009, UPL had $29,261 of net operating loss carryforwards for Hong Kong tax purpose at no expiration and no benefit for income tax has been recognized as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE - 9	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Credit risk

No financial instruments that potentially subject the Company to significant concentrations of credit risk. Concentrations of credit risk are limited due to the Company’s large number of transactions are on the cash basis.

NOTE - 10	COMMITMENTS AND CONTINGENCIES

The Company currently does not have any formal rent agreements on office premises and pays the rent expense at a fixed sum on a monthly basis. The Company incurred rent expense of $1,269 for the three months ended December 31, 2009.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns the three months ended December 31, 2009 and 2008, which should be read in conjunction with the audited financial statements of Ultra Professional Limited presented in the Form 8-K.

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

Overview and Future Plan of Operations

Effective September 28, 2009, Mr. Michael Mak (and his 100% owned affiliate Stanford International Holding Corporation) sold 33,500,000 common shares of the Company, and 250,000 shares of Series A, convertible preferred stock of the Company, to Sina Dragon Holdings Limited, for an aggregate of US$10,000 cash paid to Mr. Mak and Stanford International Holding Corporation.  The shares were sold as restricted securities.

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

Sina Dragon Holdings Limited, a private  Hong Kong investment company,  is 100% owned by Mr. Stanley Lai, who is its sole officer and director.   Mr. Ping-Shun Lai (brother of Mr. Stanley Lai) now is the sole director and officer of the Company.  The Board of Directors thus appointed Mr. Ping-Shun Lai as Chief Executive Officer, Interim Chief Financial Officer, Secretary and Treasurer of the Company.  Following his appointment, Mr. John A. Leper and Mr. Hin Lee Kwong resigned as officers and directors. Mr. Ping-Shun Lai (age 63) has more than 40 years of experience in running manufacturing operations in Hong Kong and the People’s Republic of China (the “PRC”), and has established relationships with high-level personnel within different Ministries of the PRC.  Since 1999, Mr. Lai has been a consultant and director for Teams Uniform Specialist Co., Ltd., a garment manufacturing company based in Hong Kong.  We believe this change of control will be beneficial to the long term growth of the Company.

Currently
On September 29, 2009, the Company entered into an agreement for the purchase of all the outstanding shares of common stock of Ultra Professional Limited (“UPL”) (a company incorporated under the laws of the British Virgin Islands), by issuing 100,000,000 common shares of the Company to the sole shareholder of UPL (Mr. Lim-Kwong Liang).  The acquisition was closed as of September 29, 2009.  Prior to his acquisition of the Company shares, Mr. Liang was not an affiliate of the Company.  He is not an affiliate of any of the Company’s shareholders.  The shares were issued to Mr. Liang as restricted securities under rule 144.

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

On September 30, 2009, the Company entered into and closed agreement to sell its wholly-owned subsidiary Sino Trade-Intelligent Development Corp., Limited (a corporation organized under the laws of the Hong Kong Special Administrative Region), to Ms. Jie Xu, for US$1.  This transaction was negotiated at arms-length.  Ms. Jie Xu is not an affiliate of any of the Company’s shareholders.

On December 21, 2009, the Board of Directors of Asia Global Holdings Corp. authorized a change in the Company’s fiscal year end to September 30 from December 31.  This change of fiscal year was made to align the Company’s fiscal year with the fiscal year of Ultra Professional Limited, the Company’s operating subsidiary.

Results of Operations for the Three Months Ended December 31, 2009 and 2008

UPL commenced business in July 2009; during the three months ended December 31, 2009 the Company experienced a net loss of $29,621 with operating revenues of $0.

Revenues
During the three months ended December 31, 2009, we had revenues of $0. The Company has not been established in year 2008 and there was no comparable figure for the three months ended December 31, 2008.

Cost of Revenue
For the three months ended December 31, 2009, cost of revenue was $0. The Company has not been established in year 2008 and there was no comparable figure for the three months ended December 31, 2008.

Operating expenses
For the three months ended December 31, 2009, operating expenses totaled $29,621 which were attributable primarily to selling, general and administrative expenses. The Company has not been established in year 2008 and there was no comparable result for the three months ended December 31, 2008.

Net Loss
For the three months ended December 31, 2009, we experienced a net loss of $29,621. The Company has not been established in year 2008 and there was no comparable result for the three months ended December 31, 2008.

Liquidity and Capital Resources

Cash flows from operating activities
For the three months ended December 31, 2009, we experienced net cash provided by operating activities of $9,090.  The amount can be attributable to a net loss of $29,621 offset by decrease in accounts receivables of $25,641 and increase in amount due to a director of $15,278.

Cash flows from investing activities
Net cash used in investing activities for the three months ended December 31, 2009 was $0.

Cash flows from financing activities
Net cash provided by financing activities for the three months ended December 31, 2009 was $0.

Liquidity
Our liquidity will depend largely on our revenue growth and our ability to control our operating expense.  Over the upcoming twelve months, we expect to spend approximately $150,000 for operating expenses assuming revenue growth and no major change in business development strategies.  We expect to meet these capital needs from sales revenues and, to the extent we do not have sufficient revenues, from other external sources of financing.

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

Income taxes
We adopt Accounting Standards Codification Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

Employees
As of December 31, 2009, we had 2 employees.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies

ITEM 4.              CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange  Act") were effective as of December 31, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Given the extreme global financial events that occurred in last part of 2008, and continued through December 31, 2009 and the effect these events had on our business, management has contemplated its current controls and concluded that its controls are effective for its current level of business operations.  Management plans to reevaluate controls as needed.

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

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                 OTHER INFORMATION

None

ITEM 6.                 EXHIBITS

3(i)(a)	Articles of Incorporation filed with the Nevada Secretary of State on February 1, 2002 (Exhibit 3.1 to Registration Statement on Form SB-2 filed with the Commission on April 25, 2002)

3(i)(b)	First Amendment to Articles of Incorporation filed with the Nevada Secretary of State on May 20, 2004 (Exhibit 3.1 to Form 8-K/A filed with the Commission on May 26, 2004)

3(i)(c)	Second Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 9, 2006 (Exhibit 3.1 to Form 8-K filed with the Commission on July 31, 2006)

3(i)(d)	Third Amendment to Articles of Incorporation filed with the Nevada Secretary of State on August 22, 2006 (Exhibit 3.1 to Form 8-K filed with the Commission on September 13, 2006)

3(ii)(a)	Bylaws (Exhibit 3.4 to Registration Statement on Form SB-2 filed with the Commission on April 25, 2002)

3(ii)(b)	Amended Bylaws (Exhibit 3.2 to Form 10Q-SB filed with the Commission on February 19, 2003)

10.1	Common Stock Purchase Agreement (acquisition of Ultra Professional Ltd., dated September 29, 2009)

10.2	Common Stock Purchase Agreement (disposition of Sino Trade Intelligent Development Corp. Limited, dated September 30, 2009)

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA GLOBAL HOLDINGS CORP.

/s/ Ping-Shun Lai

Dated: February 18, 2010	Ping-Shun Lai, Chief Executive Officer (Principal executive officer)

/s/ Ping-Shun Lai

Dated: February 18, 2010	Ping-Shun Lai, Interim Chief Financial Officer (Principal financial officer)