Form 10-Q
period 2010-03-31
ASIA GLOBAL HOLDINGS CORP.
filed 2010-05-14
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended March 31, 2010

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
Yes  ☐   No ☒
The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 11, 2010 was 242,138,400 shares, all of one class of $0.001 par value Common Stock.

ASIA GLOBAL HOLDINGS CORP.
FORM 10-Q
Quarter Ended March 31, 2010
TABLE OF CONTENTS

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2010 and September 30, 2009	F-2

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three and Six Months ended March 31, 2010 and 2009	F-3

Condensed Consolidated Statements of Cash Flows for the Six Months ended March 31, 2010 and 2009	F-4

Condensed Consolidated Statement of Stockholders’ Deficit for the Period from January 2, 2009 (Inception) to September 30, 2009 and for the Six Months ended March 31, 2010	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-12

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	March 31, 2010	September 30, 2009

ASSETS
Current assets:
Cash and cash equivalents	$41,779	$1,001
Accounts receivable	-	57,692

Total current assets	41,779	58,693

Non-current assets:
Plant and equipment, net	1,271	1,018

TOTAL ASSETS	$43,050	$59,711

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$21,609	$34,872
Income tax payable	3,148	3,148
Amount due to a director	44,172	6,203
Amount due to a stockholder	51,282	51,282

Total current liabilities	120,211	95,505

Commitments and contingencies

Stockholders’ deficit:
Series A, convertible preferred stock, $0.001 par value; 500,000 shares authorized; 250,000 shares issued and outstanding shares as of March 31, 2010 and September 30, 2009	250	250
Common stock, $0.001 par value; 300,000,000 shares authorized; 242,138,400 shares issued and outstanding as of March 31, 2010 and September 30, 2009	242,138	242,138
Accumulated deficit	(319,549)	(278,182)

Total stockholders’ deficit	(77,161)	(35,794)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$43,050	$59,711

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009

Revenues, net	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
Selling, general and administrative	(11,746)	-	(41,367)	-

Loss before income taxes	(11,746)	-	(41,367)	-

Income tax expense	-	-	-	-

NET LOSS	$(11,746)	$-	$(41,367)	$-

Net loss per share – Basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding – Basic and diluted	242,138,400	242,138,400	242,138,400	242,138,400

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(41,367)	$-
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	144	-
Changes in operating assets and liabilities:
Accounts receivable	57,692	-
Accounts payable and accrued liabilities	(13,263)	-

Net cash provided by operating activities	3,206	-

Cash flows from investing activities:
Purchase of plant and equipment	(397)	-

Net cash used in investing activities	(397)	-

Cash flows from financing activities:
Advances from a director	37,969	-

Net cash provided by financing activities	37,969	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	40,778	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,001	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,779	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements..

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2009 AND
FOR THE SIX MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Series A, convertible preferred stock		Common stock		Accumulated	Total stockholders’
	No. of share	Amount	No. of share	Amount	deficit	deficit

Balance as of January 2, 2009 (Inception)	-	$-	100,000,000	$100,000	$(99,900)	$100

Shares effectively issued to former AAGH shareholders as part of the September 29, 2009 recapitalization	250,000	250	142,138,400	142,138	(183,670)	(41,282)

Net income for the period	-	-	-	-	5,388	5,388

Balance as of September 30, 2009	250,000	250	242,138,400	242,138	(278,182)	(35,794)

Net loss for the period	-	-	-	-	(41,367)	(41,367)

Balance as of March 31, 2010	250,000	$250	242,138,400	$242,138	$(319,549)	$(77,161)

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010
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

In the opinion of management, these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the six months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2010 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statement of Ultra Professional Limited for the period from January 2, 2009 (Inception) to September 30, 2009.

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

After the consummation of the share exchange transaction, the sole shareholder of UPL, Mr. Kwong-Lim Liang was appointed as director and held approximately 34% of the voting rights as a major shareholder in the combined entity.

UPL was incorporated in the British Virgin Islands as a BVI Business Company under the BVI Business Companies Act, 2004, on January 2, 2009. Its principal business is engaged in the provision of advertising consultation service in Hong Kong and the People’s Republic of China and commenced operation in July 2009.

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
FOR THE SIX MONTHS ENDED MARCH 31, 2010
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

For the six months ended March 31, 2010, the Company has experienced a net loss of $41,367 with an accumulated deficit of $319,549 as of that date. The continuation of the Company as a going concern through March 31, 2011 is dependent upon the continued financial support from its stockholders.

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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•	Basis of consolidation

The condensed consolidated financial statements include the financial statements of AAGH and its wholly-owned subsidiary. All significant inter-company balances and transactions within the Company have been eliminated.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Depreciation expense for the three months ended March 31, 2010 and 2009 was $115 and $0, respectively.

Depreciation expense for the six months ended March 31, 2010 and 2009 was $144 and $0, respectively.

•	Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of March 31, 2010.

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

The Company adopts ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the six months ended March 31, 2010, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

The reporting currency of the Company is United States Dollars ("US$"). The Company maintains its books and records in its local currency, Hong Kong Dollars ("HK$"), which is functional currency as being the primary currency of the economic environment in which the entity operates. The Company adopts ASC Topic 830-30, “Translation of Financial Statement”, to translate the financial statement into US$ from HK$, using the exchange rate on the balance sheet date as to assets and liabilities. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity. For the three and six months ended March 31, 2010 and 2009, the impact of foreign currencies translation is insignificant and no comprehensive income or loss is recorded.

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

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Cash and cash equivalents, accounts payable and accrued liabilities, income tax payable and amount due to a director and a stockholder, are carried at cost which approximates fair value.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) expanded ASC 810-10, to provide guidance for variable interest entities (VIEs). The change modifies our approach for determining the primary beneficiary of a VIE by assessing whether we have control over such entities. This change is effective for us on July 1, 2010. The Company is currently evaluating the requirements of the VIE provisions of ASC 810-10, but does not expect a material impact on its condensed consolidated financial statements.

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

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

FASB ASC 810, “Consolidation” (“ASC 810”), establishes accounting and reporting standards for minority interests, which are recharacterized as noncontrolling interests. ASC 810 was revised so that noncontrolling interests are classified as a component of equity separate from the parent’s equity; purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions; net income attributable to the noncontrolling interest are included in consolidated net income in the statement of operations; and upon a loss of control, the interest sold, as well as any interest retained, is recorded at fair value, with any gain or loss recognized in earnings. This revision was effective for the Company as of January 1, 2009. It applies prospectively, except for the presentation and disclosure requirements, for which it applies retroactively. In addition, ASC 810, amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC 810. This phase of ASC 810 became effective for the Company on January 1, 2010 and did not impact the Company’s consolidation conclusions for its variable interest entities.

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have an impact on our consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and will not have an impact on our consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. The Company had no significant transfers between Level 1, 2 or 3 inputs during the quarter ended March 31, 2010.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the quarter ended March 31, 2010.

NOTE－6	AMOUNT DUE TO A DIRECTOR

As of March 31, 2010, amount due to a director, Mr. Kwong-Lim Liang represented temporary advances, which were unsecured, interest free and repayable on demand. The imputed interest on this amount is not significant.

NOTE－7	AMOUNT DUE TO A STOCKHOLDER

As of March 31, 2010, amount due to a stockholder, Sina Dragon Holdings Limited represented temporary advances, which were unsecured, interest free and repayable on demand. The imputed interest on this amount is not significant.

NOTE－8	INCOME TAXES

During the six months ended March 31, 2010, the Company has a subsidiary that operates in Hong Kong and is subject to tax in the jurisdictions in which it operates, as follows:

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

United States of America

AAGH is registered in the State of Nevada and is subject to United States of America tax law. The Company has no operation for the six months ended March 31, 2010.

Hong Kong

UPL is subject to the Hong Kong Profits Tax at the statutory rate of 16.5% and 16.5% for the six months ended March 31, 2010 and 2009 on the assessable income for the periods presented.

For the six months ended March 31, 2010, the Company incurred an operating loss for income tax purposes and was exempted from Hong Kong Profits Tax. A reconciliation of loss before income taxes to the effective income tax rate as follows:

	Six months ended March 31,
	2010	2009

Loss before income taxes	$(41,367)	$-
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory tax rate	(6,825)	-

Tax effect from non-deductible items	24	-
Tax effect form tax allowance	(70)
Net operating loss carryforwards	6,871	-

Income tax expense	$-	$-

As of March 31, 2010, UPL has incurred $41,367 of cumulative net operating loss carryforwards for Hong Kong tax purpose at no expiration and no benefit for income tax has been recognized as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE－9	COMMITMENTS AND CONTINGENCIES

The Company currently does not have any formal rent agreements on office premises and pays the rent expense at a fixed sum on a monthly basis. The Company incurred rent expense of $2,538 and $0 for the six months ended March 31, 2010 and 2009.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION
The following review concerns the three and six months ended March 31, 2010 and 2009, which should be read in conjunction with the audited financial statements of Ultra Professional Limited presented in the Form 8-K.

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

UPL’s services are billed to clients on an individual project basis, either on a fixed cost whole project basis, or by installments as a project completes each phase of the project.   UPL also may enter into joint ventures with selected clients to set up advertising agencies in the PRC.  Currently, UPL is also conducting discussion with other companies regarding business co-operation on Apple mobile applications and related products and technologies.

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

Results of Operations for the Three Months Ended March 31, 2010 and 2009

UPL commenced business in July 2009; during the three months ended March 31, 2010 the Company experienced a net loss of $11,746 with operating revenues of $0.

Revenues
During the three months ended March 31, 2010, we had revenues of $0. The Company has not been established prior to July of 2009 and there was no comparable figure for the three months ended March 31, 2009.

Cost of Revenue
For the three months ended March 31, 2010, cost of revenue was $0. The Company has not been established prior to July of 2009 and there was no comparable figure for the three months ended March 31, 2009.

Operating expenses
For the three months ended March 31, 2010, operating expenses totaled $11,746 which were attributable primarily to selling, general and administrative expenses. The Company has not been established prior to July of 2009 and there was no comparable figure for the three months ended March 31, 2009.

Net Loss
For the three months ended March 31, 2010, we experienced a net loss of $11,746. The Company has not been established prior to July of 2009 and there was no comparable figure for the three months ended March 31, 2009.

Results of Operations for the Six Months Ended March 31, 2010 and 2009

UPL commenced business in July 2009; during the six months ended March 31, 2010 the Company experienced a net loss of $41,367 with operating revenues of $0.

Revenues
During the six months ended March 31, 2010, we had revenues of $0. The Company has not been established prior to July of 2009 and there was no comparable figure for the six months ended March 31, 2009.

Cost of Revenue
For the six months ended March 31, 2010, cost of revenue was $0. The Company has not been established prior to July of 2009 and there was no comparable figure for the six months ended March 31, 2009.

Operating expenses
For the six months ended March 31, 2010, operating expenses totaled $41,367 which were attributable primarily to selling, general and administrative expenses. The Company has not been established prior to July of 2009 and there was no comparable figure for the six months ended March 31, 2009.

Net Loss
For the six months ended March 31, 2010, we experienced a net loss of $41,367. The Company has not been established prior to July of 2009 and there was no comparable figure for the six months ended March 31, 2009.

Liquidity and Capital Resources

Cash flows from operating activities
For the six months ended March 31, 2010, we experienced net cash provided by operating activities of $3,206.  The amount can be attributable to a net loss of $41,367 offset by decrease in accounts receivable of $57,692 and increase in accounts payable and accrued liabilities of $13,263.

Cash flows from investing activities
Net cash used in investing activities for the six months ended March 31, 2010 was $397 attributable to purchase of plant and equipment.

Cash flows from financing activities
Net cash provided by financing activities for the six months ended March 31, 2010 was $37,969 attributable to advances from a director.

Liquidity
Our liquidity will depend largely on our revenue growth and our ability to control our operating expense.  Over the upcoming twelve months, we expect to spend approximately $150,000 for operating expenses assuming revenue growth and no major change in business development strategies, which include current discussions with other companies regarding business co-operation on Apple mobile applications and related products and technologies. However, as of the date this Report is filed, we have no written agreement for business co-operation, nor do we have any agreement in principle or memorandum of understanding (either written or otherwise) with any party for business cooperation, We expect to meet these capital needs from sales revenues and, to the extent we do not have sufficient revenues, from other external sources of financing.

On a long-term basis, our liquidity will be dependent on establishing profitable operations, receipt of revenues, additional infusions of capital and additional financing. If necessary, we may raise capital through an equity or debt offering for further expansion. The funds raised from such an offering would be used to develop and execute our business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected.

Management believes the Company has the ability to continue as a going concern if it can meet its financing requirements through external sources of financing or sales revenue generated from its business. Management is reviewing all aspects of its business and is actively pursuing business opportunities that can generate revenue in the future.  Although there is no assurance in the success of these business opportunities, management believes that it has the ability to borrow additional funds from third parties that will be sufficient to fund its operation for the next twelve months.

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
As of March 31, 2010, we had 2 employees.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange  Act") were effective as of March 31, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Given the extreme global financial events that occurred in last part of 2008 and the effect these events had on our business, management has contemplated its current controls and concluded that its controls are effective for its current level of business operations.  Management plans to reevaluate controls as needed.

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

3(ii)(a)Bylaws (Exhibit 3.4 to Registration Statement on Form SB-2 filed with the Commission on April 25, 2002)

3(ii)(b)Amended Bylaws (Exhibit 3.2 to Form 10Q-SB filed with the Commission on February 19, 2003)

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

ASIA GLOBAL HOLDINGS CORP.

/s/ Ping-Shun Lai

Dated: May 12, 2010	Ping-Shun Lai, Chief Executive Officer (Principal executive officer)

/s/ Ping-Shun Lai

Dated: May 12, 2010	Ping-Shun Lai, Interim Chief Financial Officer (Principal financial officer)