Form 10-Q
period 2010-06-30
ASIA GLOBAL HOLDINGS CORP.
filed 2010-08-17
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended June 30, 2010

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act).
Yes  ☐   No  ☒

The number of shares outstanding of each of the Registrant’s classes of common stock, as of August 10, 2010 was 242,138,400 shares, all of one class of $0.001 par value Common Stock.

ASIA GLOBAL HOLDINGS CORP.
FORM 10-Q
Quarter Ended June 30, 2010
TABLE OF CONTENTS

		Page
	PART I— FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2010 and September 30, 2009	F-2

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended June 30, 2010 and 2009	F-3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2010 and 2009	F-4

	Condensed Consolidated Statements of Stockholders’ Deficit for the Period from January 2, 2009 (Inception) to September 30, 2009 and for the Nine Months Ended June 30, 2010	F-5

	Notes to Condensed Consolidated Financial Statements For the Nine Months Ended June 30, 2010	F-6 - F-12

Item 2	Managements Discussion and Analysis of Financial Condition and Results of Operation	3

Item 3	Quantitative and Qualitative Disclosures About Market Risk	6

Item 4T	Controls and Procedures	6

	PART II—OTHER INFORMATION

Item 1	Legal Proceedings	6

Item 1A	Risk Factors	6

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3	Defaults Upon Senior Securities	7

Item 4	Submission of Matters to a Vote of Security Holders	7

Item 5	Other Information	7

Item 6	Exhibits	7

	SIGNATURES	8

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2010 and September 30, 2009	F-2

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three and Nine Months ended June 30, 2010 and 2009	F-3

Condensed Consolidated Statements of Cash Flows for the Nine Months ended June 30, 2010 and 2009	F-4

Condensed Consolidated Statement of Stockholders’ Deficit for the Period from January 2, 2009 (Inception) to September 30, 2009 and for the Nine Months ended June 30, 2010	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-12

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	June 30, 2010	September 30, 2009

ASSETS
Current assets:
Cash and cash equivalents	$42,393	$1,001
Accounts receivable	32,513	57,692

Total current assets	74,906	58,693

Non-current assets:
Plant and equipment, net	1,198	1,018

TOTAL ASSETS	$76,104	$59,711

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$46,225	$34,872
Income tax payable	3,148	3,148
Amount due to a director	52,279	6,203
Amount due to a stockholder	51,282	51,282

Total current liabilities	152,934	95,505

Commitments and contingencies

Stockholders’ deficit:
Series A, convertible preferred stock, $0.001 par value; 500,000 shares authorized; 250,000 shares issued and outstanding shares as of June 30, 2010 and September 30, 2009	250	250
Common stock, $0.001 par value; 300,000,000 shares authorized; 242,138,400 shares issued and outstanding as of June 30, 2010 and September 30, 2009	242,138	242,138
Accumulated deficit	(319,218)	(278,182)

Total stockholders’ deficit	(76,830)	(35,794)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$76,104	$59,711

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009

Revenues, net	$32,513	$-	$32,513	$-

Cost of revenue	(15,000)	-	(15,000)	-

Gross profit	17,513	-	17,513	-

Operating expenses:
Selling, general and administrative	(17,182)	-	(58,549)	-

Income (loss) before income taxes	331	-	(41,036)	-

Income tax expense	-	-	-	-

NET INCOME (LOSS)	$331	$-	$(41,036)	$-

Net income (loss) per share – Basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average common stock outstanding – Basic and diluted	242,138,400	242,138,400	242,138,400	242,138,400

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended June 30
	2010	2009

Cash flows from operating activities:
Net loss	$(41,036)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	216	-
Changes in operating assets and liabilities:
Accounts receivable	25,179	-
Accounts payable and accrued liabilities	11,353	-

Net cash used in operating activities	(4,288)	-

Cash flows from investing activities:
Purchase of plant and equipment	(396)	-

Net cash used in investing activities	(396)	-

Cash flows from financing activities:
Advances from a director	46,076	-

Net cash provided by financing activities	46,076	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	41,392	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,001	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,393	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements..

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2009 AND
FOR THE NINE MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

						Total
	Series A, convertible preferred stock		Common stock		Accumulated	stockholders’
	No. of share	Amount	No. of share	Amount	deficit	deficit

Balance as of January 2, 2009 (Inception)	-	$-	100,000,000	$100,000	$(99,900)	$100

Shares effectively issued to former AAGH shareholders as part of the September 29, 2009 recapitalization	250,000	250	142,138,400	142,138	(183,670)	(41,282)

Net income for the period	-	-	-	-	5,388	5,388

Balance as of September 30, 2009	250,000	250	242,138,400	242,138	(278,182)	(35,794)

Net loss for the period	-	-	-	-	(41,036)	(41,036)

Balance as of June 30, 2010	250,000	$250	242,138,400	$242,138	$(319,218)	$(76,830)

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010
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

In the opinion of management, these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the nine months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2010 or for any future period.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010
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

For the nine months ended June 30, 2010, the Company has experienced a net loss of $41,036 with an accumulated deficit of $319,218 as of that date. The continuation of the Company as a going concern through June 30, 2011 is dependent upon the continued financial support from its stockholders.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010
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

Depreciation expense for the three months ended June 30, 2010 and 2009 was $72 and $0, respectively.

Depreciation expense for the nine months ended June 30, 2010 and 2009 was $216 and $0, respectively.

•	Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of June 30, 2010.

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

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the nine months ended June 30, 2010, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

The reporting currency of the Company is United States Dollars ("US$"). The Company maintains its books and records in its local currency, Hong Kong Dollars ("HK$"), which is functional currency as being the primary currency of the economic environment in which the entity operates. The Company adopts ASC Topic 830-30, “Translation of Financial Statement”, to translate the financial statement into US$ from HK$, using the exchange rate on the balance sheet date as to assets and liabilities. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity. For the three and nine months ended June 30, 2010 and 2009, the impact of foreign currencies translation is insignificant and no comprehensive income or loss is recorded.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010
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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follows:

In September 2009, the Financial Accounting Standard Board (“FASB”) issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation –Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in ASU 2010-19 are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements

NOTE - 6	AMOUNT DUE TO A DIRECTOR

As of June 30, 2010, amount due to a director, Mr. Kwong-Lim Liang represented temporary advances, which were unsecured, interest free and repayable on demand. The imputed interest on this amount is not significant.

NOTE - 7	AMOUNT DUE TO A STOCKHOLDER

As of June 30, 2010, amount due to a stockholder, Sina Dragon Holdings Limited represented temporary advances, which were unsecured, interest free and repayable on demand. The imputed interest on this amount is not significant.

NOTE - 8	INCOME TAXES

During the nine months ended June 30, 2010, the Company has a subsidiary that operates in Hong Kong and is subject to tax in the jurisdictions in which it operates, as follows:

United States of America

AAGH is registered in the State of Nevada and is subject to United States of America tax law. The Company has an operating loss of $5,251 for the nine months ended June 30, 2010.

Hong Kong

UPL is subject to the Hong Kong Profits Tax at the statutory rate of 16.5% and 16.5% for the nine months ended June 30, 2010 and 2009 on the assessable income for the periods presented.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the nine months ended June 30, 2010, the Company incurred an operating loss for income tax purposes and was exempted from Hong Kong Profits Tax. A reconciliation of loss before income taxes to the effective income tax rate as follows:

	Nine months ended June 30,
	2010	2009

Loss before income taxes	$(35,785)	$-
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory tax rate	(5,904)	-

Tax effect from non-deductible items	36	-
Tax effect form tax allowance	(70)
Net operating loss carryforwards	5,938	-

Income tax expense	$-	$-

As of June 30, 2010, UPL has incurred $35,991 of cumulative net operating loss carryforwards for Hong Kong tax purpose at no expiration and no benefit for income tax has been recognized as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE - 9	COMMITMENTS AND CONTINGENCIES

The Company currently does not have any formal rent agreements on office premises and pays the rent expense at a fixed sum on a monthly basis. The Company incurred rent expense of $3,808 and $0 for the nine months ended June 30, 2010 and 2009.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns the three and nine months ended June 30, 2010 and 2009, which should be read in conjunction with the audited financial statements of Ultra Professional Limited presented in the Form 8-K.

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

Results of Operations for the Three Months Ended June 30, 2010 and 2009

UPL commenced business in July 2009; during the three months ended June 30, 2010 the Company experienced a net income of $331 with operating revenues of $32,513.

Revenues
During the three months ended June 30, 2010, we had revenues of $32,513. The Company has not been established prior to July of 2009 and there was no comparable figure for the three months ended June 30, 2009.

Cost of Revenue
For the three months ended June 30, 2010, cost of revenue was $15,000. The Company has not been established prior to July of 2009 and there was no comparable figure for the three months ended June 30, 2009.

Operating expenses
For the three months ended June 30, 2010, operating expenses totaled $17,182 which were attributable primarily to selling, general and administrative expenses. The Company has not been established prior to July of 2009 and there was no comparable figure for the three months ended June 30, 2009.

Net Loss
For the three months ended June 30, 2010, we experienced a net income of $331. The Company has not been established prior to July of 2009 and there was no comparable figure for the three months ended June 30, 2009.

Results of Operations for the Nine Months Ended June 30, 2010 and 2009

UPL commenced business in July 2009; during the nine months ended June 30, 2010 the Company experienced a net loss of $41,036 with operating revenues of $32,513.

Revenues
During the nine months ended June 30, 2010, we had revenues of $32,513. The Company has not been established prior to July of 2009 and there was no comparable figure for the nine months ended June 30, 2009.

Cost of Revenue
For the nine months ended June 30, 2010, cost of revenue was $15,000. The Company has not been established prior to July of 2009 and there was no comparable figure for the nine months ended June 30, 2009.

Operating expenses
For the nine months ended June 30, 2010, operating expenses totaled $58,549 which were attributable primarily to selling, general and administrative expenses. The Company has not been established prior to July of 2009 and there was  no comparable figure for the nine months ended June 30, 2009.

Net Loss
For the nine months ended June 30, 2010, we experienced a net loss of $41,036. The Company has not been established prior to July of 2009 and there was no comparable figure for the nine months ended June 30, 2009.

Liquidity and Capital Resources

Cash flows from operating activities
For the nine months ended June 30, 2010, we experienced net cash used in operating activities of $4,288.  The amount can be attributable to a net loss of $41,036 offset by decrease in accounts receivable of $25,179 and increase in accounts payable and accrued liabilities of $11,353.

Cash flows from investing activities
Net cash used in investing activities for the nine months ended June 30, 2010 was $396 attributable to purchase of plant and equipment.

Cash flows from financing activities
Net cash provided by financing activities for the nine months ended June 30, 2010 was $46,076 attributable to advances from a director.

Liquidity
Our liquidity will depend largely on our revenue growth and our ability to control our operating expense.  Over the upcoming twelve months, we expect to spend approximately $150,000 for operating expenses assuming revenue growth and no major change in business development strategies, which include current discussions with other companies regarding their advertising needs for business co-operation strategies involving Apple mobile applications and related products and technologies .  We expect to meet these capital needs from sales revenues and, to the extent we do not have sufficient revenues, from other external sources of financing.

On a long-term basis, our liquidity will be dependent on establishing profitable operations, receipt of revenues, additional infusions of capital and additional financing. If necessary, we may raise capital through an equity or debt offering for further expansion. The funds raised from such an offering would be used to further develop and expand our current business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected.

Management believes the Company has the ability to continue as a going concern if it can meet its financing requirements through external sources of financing or sales revenue generated from its business. Management is reviewing all aspects of its business and is actively pursuing business advertising opportunities that can generate revenue in the future.  Although there is no assurance in the success of these opportunities, management believes that it has the ability to borrow additional funds from third parties that will be sufficient to fund its operation for the next twelve months.

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

Employees
As of June 30, 2010, we had 2 employees.  Additional employees are expected to be added as business expansion warrants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2010, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness  of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange  Act").  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded:

(i)
That the Company’s disclosure controls and procedures are designed to ensure (a) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (b) that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure; and

(ii)	That the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASIA GLOBAL HOLDINGS CORP.

/s/ Ping-Shun Lai
Dated: August 13, 2010	Ping-Shun Lai, Chief Executive Officer (Principal executive officer)

/s/ Ping-Shun Lai
Dated: August 13, 2010	Ping-Shun Lai, Interim Chief Financial Officer (Principal financial officer)