Form 10-K
period 2009-09-30
ASIA GLOBAL HOLDINGS CORP.
filed 2010-11-30
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐          Non-accelerated filer  ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

As of September 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $_543,192 based on the closing sale price as reported on the Over-the-Counter Bulletin Board.   As of September 30, 2009 and July 26, 2010, there were 242,138,400  shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Effective December 21, 2009, Asia Global Holdings Corp. (the “Company”) changed its fiscal year from December 31 to September 30, to align the Company’s fiscal year with the fiscal year of its operating subsidiary, Ultra Professional Limited (“UPL”), which was acquired by the Company in a stock exchange transaction as of September 29, 2009.  As of September 30, 2009, the Company sold its wholly-owned subsidiary Sino Trade-Intelligent Development Corp., Limited.   These transactions were reported on Form 8-K, filed on November 19, 2009, with the acquisition of UPL being accounted for as a reverse acquisition and recapitalization of the Company by UPL as the accounting acquirer (legal acquiree), and the Company being treated as the accounting acquiree (legal acquirer).

As a result of these transactions, the Company is deemed to be a continuation of the business of UPL.  See Note 1 to the audited financial statements included in this Report.  This Annual Report on Form 10-K includes financial information for the period from inception of UPL (January 2, 2009) to September 30, 2009, and the financial statements for the (former) two fiscal periods ended December 31, 2008.  Other information is provided in accordance with the requirements of Form 10-K.

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

PART I

Item 1. Business

History and Overview

Asia Global Holdings Corp. ("AAGH" or the "Company") was incorporated in the state of Nevada on February 1, 2002 under the name Longbow Mining Inc.   Effective May 12, 2004, we changed our name to BonusAmerica Worldwide Corporation. On June 6, 2006, we changed our name to Asia Global Holdings Corp.  From June 2006 through September 30, 2009, our business was providing advertising services to small and medium size manufacturers (primarily located in Southern China) of products for export to the United States.   Operations were conducted through direct and indirect subsidiaries, including Sino Trade-Intelligent Development Corp., Limited (“Sino Trade”), Idea Asia Limited, China Media Power Limited, and Wah Mau Corporate Planning Development Co., Ltd.  Idea Asia and Wah Mau were wholly owned subsidiaries of Sino Trade. CMP was a 60%-owned subsidiary of Idea Asia.

In 2008, revenue declined by 53.4% from $10,664,613 in 2007 to $4,968,145 in 2008 primarily resulting from decreased advertising sales due to the global economic downturn in the last quarter of 2008.  As the global financial crisis worsened in 2009, our client base was severely impacted, resulting in revenues of $36,603 for the six months ended June 30, 2009, and no revenues for the three months ended June 30, 2009.

After management changes in 2008 and early 2009, there was a change in control of AAGH on September 28, 2009, when Michael Mak, a former officer and director, and principal shareholder of AAGH, and his 100% owned affiliate Stanford International Holding Corporation, sold 33,500,000 common shares of the Company, and 250,000 shares of Series A preferred stock of the Company, to Sina Dragon Holdings Limited, for US$10,000.00 cash paid to Mr. Mak and Stanford International Holding.  The shares then represented 36.5% of the voting rights of the outstanding common stock on September 28, 2009 (the preferred stock has voting rights as if converted into common stock – see Part III, Item 11, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”).  Sina Dragon, a private Hong Kong investment company, is 100% owned by Mr. Stanley Lai, who is its sole officer and director.   Mr. Ping Shun Lai (brother of Mr. Stanley Lai) was appointed as a director and officer of the Company.

On September 29, 2010, AAGH acquired Ultra Professional Limited (“UPL”), by issuing 100 million common shares (restricted under Rule 144) to the sole shareholder of UPL (Mr. Kwong-Lim Liang).  .  UPL was incorporated in the British Virgin Islands as a BVI Business Company under the BVI Business Companies Act, 2004, on January 2, 2009, and commenced business in July 2009.  Its principal business is the provision of advertising consultation services in Hong Kong and the People’s Republic of China.  UPL commenced operation in July 2009.  On September 29, 2009, the Company entered into an agreement for the purchase of all the outstanding shares of common stock of Ultra Professional Ltd. (a company incorporated under the laws of the British Virgin Islands), by issuing 100 million common shares of the Company to the sole shareholder of Ultra Professional (Mr. Kwong-Lim Liang).  The acquisition was closed as of September 29, 2009.  Prior to his acquisition of the Company shares, Mr. Liang was not an affiliate of the Company.  Following the acquisition of UPL, Mr. Kwong-Lim Liang was appointed a director of AAGH.  His 100 million shares represent 34.2% of the common stock voting rights,  See Part III, Item 11 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Business

Ultra Professional (established in 2009 and based in Hong Kong) provides consulting services to foreign and local (PRC) companies seeking to begin or re-organize advertising programs in the PRC.  Mr. Kwong-Lim Liang, former owner of UPL and a director of AAGH, has 20 years of experience in structuring advertising contracts for foreign and PRC import and export businesses.  All business advertising in the PRC must comply with local and central government regulations as to content and means of publication.  Ultra Professional uses Mr. Liang’s extensive contacts and experience with government officials to help clients organize and maintain advertising programs that are compliant.

Ultra Professional’s services are billed to clients on an individual project basis, either on a fixed cost whole project basis, or by installments as a project completes each phase of the project.   Ultra Professional also may enter into joint ventures with selected clients to set up advertising agencies in the PRC. Currently, UPL is also conducting discussion with other companies regarding business co-operation on Apple mobile applications and related products and technologies.

Item 1A. Risk Factors

Risks Related to the Company

Our business is a small enterprise with negative working capital as of September 30, 2009.

UPL commenced operations in July 2009.  For the period from its inception in January 2009 through September 30, 2009, UPL had revenues of $57,692 (all from just two customers) and recorded net income of $5,388, with an accumulated deficit of $(278,182).   At September 30, 2009, AAGH had negative working capital of $(36,812), and owed $57,485 to related parties (Sina Dragon Holdings Ltd. and Mr. Kwong-Lim Liang, president of UPL and a director of AAGH.

We will continue to be dependent on financial support from Sina Dragon Holdings and Mr. Kwong-Lim Liang until such time, if ever, as UPL becomes a successful business with sufficient revenue to support AAGH’s operations.  We have no plans or arrangements in place to raise third-party capital to expand UPL, and there is no assurance adequate capital can be raised.

Through September 30, 2009, we had two customers, and our business could be adversely affected if we do not increase the number of customers and increase revenues.

For the period from commencing operations in July 2009, through September 30, 2009, we recorded revenues from only two customers, with which we do not have long term contracts.  Reliance on few customers poses risks to the business.  If we are not successful in increasing the customer base, loss of one or both customers would adversely impact the Company.

We face formidable competition in our business.

There are a number of companies that provide consulting services similar to those available through UPL.  Some of the competitors are international organizations with many employees, extensive client lists, and a broad range of services including creation and publication of advertising campaigns,  The persistence of the global economic recession has adversely impacted the smaller businesses we target as potential clients.  As a result of these factors, there is more competition focused on fewer clients.  UPL’s relationship with government personnel overseeing advertising in the PRC may not be sufficient to outweigh UPL’s substantial competitive weaknesses.

Changes in general economic conditions could have a material impact on our business.

Our results of operations could be impacted by changes in overall economic conditions that impact consumer spending within China and the United States. Future economic conditions such as employment levels, consumer confidence, business conditions, stock market volatility, interest and tax rates, and unexpected changes in PRC government regulation of both internal and foreign business enterprises, could reduce demand for UPL’s advertising consulting services.

Acquisitions may harm our financial results.

Historically, acquisitions have been part of our growth and may continue to be part of our growth in the future. Our acquisitions may be of entire companies, certain assets of companies, controlling interests in companies or of minority interests in companies where we intend to invest as part of a strategic alliance. If we are not successful in integrating companies that we acquire or are not able to generate adequate sales from the acquired entities, our business could be materially and adversely affected.

Risks Related to Doing Business in China

Certain important certificates, permits, and licenses are subject to PRC governmental control and renewal, and the failure to obtain renewal would adversely impact our business.

Doing business in the PRC is subject to compliance with numerous permits and licenses.  Our licences and permits, and those required of SZIG, must be complied with and renewed periodically.  During the application or renewal process, businesses will be evaluated and re-evaluated by the appropriate governmental authorities and must comply with the prevailing standards and regulations, which may change from time to time. In the event that we or SZIG are not able to obtain or renew the certificates, permits and licenses, all or part of our and/or SZIG’s PRC operations may be suspended by the government, which would have a material adverse effect on our business and financial condition. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of our or SZIG’s operations, it may adversely affect our results of operations and profitability.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiary in the PRC, which is a wholly foreign owned enterprise in China, and, as such, it is generally subject to laws and regulations applicable to foreign invested enterprises in China. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to intellectual property rights and various forms of foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

As our operating subsidiary, and all of our assets, are located outside the United States, it will be extremely difficult to acquire jurisdiction and enforce liabilities against the Company and our officers, directors and assets based in China.

Although the Company is a Nevada corporation, all our officers and directors reside outside of the United States. and all our assets will be located outside the United States. As a result, it may be difficult or impossible to effect service of process within the United States upon our directors or officers and our subsidiary, or enforce against any of them court judgments obtained in United States’ courts, including judgments relating to United States federal securities laws. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of United States’ courts obtained against us predicated upon the civil liability provisions of the securities laws of the United States, or be have jurisdiction to hear original actions brought in the United States predicated upon the securities laws of the United States. Furthermore, because all of our assets are located in the PRC, it would also be extremely difficult to access those assets to satisfy an award entered against us in United States court.

The loss of services of Mr. Kwong-Lim Liang would adversely affect our business.

Because all operations as of the date of this Report are conducted at our subsidiary UPL, our success depends entirely upon the continued services of Mr. Kwong-Lim Liang, president of UPL and a director of AAGH.  Although UPL, intends to employ additional persons and retain consultants from time to time, Mr. Kwong-Lim Liang’s experience with PRC government policies is key to advancing the business.  It would be difficult, if not impossible, to find a replacement if he were unable to continue in service.

In order to continue to operate efficiently and to grow our business, we will need to attract and retain qualified personnel and manage our costs, which we may be unable to do.

Our success depends on our ability to attract and retain qualified technical, sales and marketing, customer support, and managerial personnel. We hope to expand our total workforce and will need to attract qualified personnel in order to grow our business.  We may not be able to attract, integrate and retain the numbers and types of candidates that we desire.  Even if we are successful in attracting new staff, we may not be able to increase revenue quickly enough to offset the costs of the additional personnel. Any of these contingencies could cause our business to suffer.
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

The income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries' financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity's functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks.

Our stock price has been historically volatile and may continue to be volatile, which may make it more difficult for you to resell shares when you want at prices you find attractive.

The trading price of our shares has been and may continue to be subject to considerable daily fluctuations. During the twelve months ended December 31, 2008, the closing sale prices of our ordinary shares on the Over-the-Counter Bulletin Board ranged from $0.018 to $0.143 per share and from $0.0012 to $0.031 for the nine months ended September 30, 2009. To a large extent, this volatility and trending down in stock prices has reflected AAGH’s changing business results.  However, in addition, smaller companies generally have seen stock prices and trading volumes diminish since early 2008, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance. These broad market and industry fluctuations may continue  to adversely affect the price of our shares, independently of operating results.

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

We have a two shareholders who can substantially influence the outcome of all matters voted upon by  shareholders and whose interests may not be aligned with yours.

Sina Dragon Holdings Ltd., and Mr. Kwong-Lim Liang (formerly the sole shareholder of UPL, and now a director of AAGH), contol 28.6% and 34.2% of the voting rights on the common stock.  Though they do not constitute a “group” for SEC reporting purposes, and are not affiliated with each other, together they are able to substantially influence all matters requiring the approval of  shareholders, including the election of directors and the approval of significant corporate transactions such as acquisitions. This concentration of ownership could delay, defer or prevent a change in control or otherwise impede a merger or other business combination that the Board of Directors or other shareholders may view favorably.
Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently occupy a small office space in Hong Kong located at Room 901, Haleson Building, 1, Jubilee Street, Central, Hong Kong, for rent of $423 on a month-to-month basis.

Item 3. Legal Proceedings

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fiscal year ended September 30, 2009, there were no matters submitted to the security holders for a vote.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since July 17, 2006, our common stock has been traded on the Over-the-Counter Bulletin Board under the symbol “AAGH.OB”.  As of August 2, 2010, there were: (i) 914 shareholders of record, without giving effect to determining the number of shareholders who hold shares in "street name" or other nominee status; (ii) no outstanding options to purchase shares of common stock; and (iii) 242,138,400 shares of common stock and 250,000 shares of preferred stock (convertible into 50,000,000 shares of common stock), issued and outstanding.

The following table sets forth, for the fiscal quarters indicated (based on a fiscal year ending September 30), the high and low closing prices as reported by the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Sales Price
	High	Low
Fiscal 2008
First Quarter	$0.315	$0.07
Second Quarter	$0.097	$0.055
Third Quarter	$0.064	$0.031
Fourth Quarter	$0.05	$0.018

Fiscal 2009
First Quarter	$0.05	$0.018
Second Quarter	$0.031	$0.01
Third Quarter	$0.025	$0.0026
Fourth Quarter	$0.009	$0.0012

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

Preferred Stock.

The Series A Preferred Convertible Stock does not pay dividends.

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2009, we issued 100 million common shares to the former shareholder of UPL, a resident of Hong Kong.  These shares were issued as restricted securities under the Securities Act of 1933.  AAGH claims the exemption available under Section 4(2) of the Act.

Item 6. Selected Financial Data.

The following tables summarize certain selected financial information of AAGH for the period presented. The financial information as of September 30, 2009 and the period from January 2, 2009 (inception of UPL) to September 30, 2009 should be considered with the information for such period under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included in this Report.

The tables as of and for the years ended December 31, 2007 and 2008 present information for AAGH’s fiscal year ended December 31, while tables as of and for the period ended September 30, 2009 present information for the new fiscal year, with UPL as the accounting acquirer and AAGH as the legal acquirer.

	Year Ended Dec 31
	2007	2008

Revenue	$10,783,574	$4,968,145
Cost of sales	$-4,450,861	$-4,107,219
Gross profit	$6,332,713	$860,926
Depreciation and amortization	$-195,960	$-210,359
Selling and distribution expenses	$-1,423,005	$-2,177,927
General and administrative expenses	$-7,427,293	$-2,002,332
Other income	$18,017	$19,976
Interest expense	$-77,260	$-87,677
Loss before income taxes and minority interest	$-1,936,016	$-3,597,393
Income tax expense	$-810,609	$638,440
Loss from discontinued operations	$-3,161,920	$-258,386
Net loss attributable to the Shareholders of the Company	$-5,908,545	$-3,217,339
Loss per Share — basic (US$)	$-0.06	$-0.02
Loss per Share — diluted (US$)	$-0.06	$-0.02

	Year Ended Dec 31,
	2007	2008
Balance Sheet Data
Cash and cash equivalents	$846,907	$261,053
Total current assets	$4,976,551	$559,353
Total assets	$5,348,259	$566,955
Short-term borrowings	$1,578,078	$692,503
Total current liabilities	$2,958,293	$1,515,192
Total stockholders’ equity (deficit)	$2,159,203	$-948,237

January 2, 2009 (Inception of UPL) to Sept. 30, 2009

Revenue	$57,692
Cost of revenue	$-17,949
Gross profit	$39,743
Operating Expenses (selling, general and administrative)	$-31,206

Income before income taxes	$8,537
Income tax expense	$-3,149

Net income	5,388

Net income per share – Basic and diluted	$0.00
Weighted average shares outstanding -Basic and diluted	239,761,741

New Fiscal Year Ended Sept. 30, 2009

Balance Sheet Data
Cash and cash equivalents, and accounts receivable	$58,693
Total current assets	$58,693
Total assets	$59,711
Amounts due to director, and shareholder	$57,485
Total current liabilities	$95,505
Total stockholders’ (deficit)	$-35,794
Accumulated (deficit)	$-278,182

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

Overview and Future Plan of Operations

In 2008 the Company generated all its revenue from the media and advertising business. In March 2008 the Company discontinued production of the Who Wants To Be A Millionaire? TV show and largely scaled down the TV entertainment business.  In 2008 revenue declined by 53.4% from $10,664,613 in 2007 to $4,968,145 in 2008 primarily resulting from decreased advertising sales due to the global economic downturn starting from the fourth quarter of 2008. The Company experienced a loss of $3,217,339 in 2008.  Business conditions worsened in 2009, to the point that no revenues were recorded for the three months ended June 30, 2009.

On September 29, 2009, we acquired a small but profitable advertising consulting business (Ultra Professional Limited) in a stock exchange transaction, and the next day (September 30, 2010) sold the subsidiary Sino Trade for nominal consideration,   These transactions have positioned AAGH for possible future growth, by eliminating Sino Trade and its various subsidiaries which were generating considerable losses, and changing business direction to the business advertising consulting sector in Hong Kong and the PRC.

Results of Operations for the Period from UPL’s inception (January 2, 2009) through September 30, 2009

In the period from July 2009 (commencement of operations) through September 30, 2009, UPL recorded net after tax income of $5,388 on revenues of $57,692 and cost of revenue of $17,949  Operating expenses of $31,206 were comprised of audit fee of $25,000  and rental fee of $1,269.

Financial Condition
At September 30, 2009, AAGH owed $6,203 to Mr. Kwong-Lim Liang for a non-interest bearing loan he made to UPL, and an additional $51,282 loaned to AAGH by Sina Dragon Limited to pay for AAGH general and administrative expense incurred in the period from January 2, 2009 through September 30, 2009.

Additional loans from Sina Dragon may be needed to continue operations as UPL increases business activities, and to fund AAGH’s costs of SEC reporting and other general and administrative cost items.  However, Sina Dragon has made no commitment to advance additional funds.

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

Accounting for stock-based compensation

The Company adopted SFAS No. 123  (revised  2004), "Share-Based  Payment" ("SFAS  123(R)"), on January 1, 2006, which requires the measurement and recognition of compensation  expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No.25, "Accounting for Stock Issued to Employees." Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of SFAS 123, compensation expense was recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Any compensation expense was recorded on a straight-line basis over the vesting period of the grant. The adoption of this standard had a significant impact to the Company's accompanying consolidated financial statements since the Company entered into an employment agreement included stock-based compensation awards with its former President, Michael Mak, who was also the Company’s former Chief Executive Officer and former interim Chief Financial Officer, on August 18, 2006. Except for the above, the adoption of this standard had no impact to the Company’s financial position, results of operations or cash flows as the Company's previous stock-based compensation awards expired prior to January 1, 2006, and there have been no grants during the current year. The accounting effect of recording compensation expense is a charge to earnings, thereby reducing our net earnings.

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

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Asia Global Holdings Corp.
(Successor of Ultra Professional Limited)

We have audited the accompanying consolidated balance sheet of Asia Global Holdings Corp. and its subsidiary (“the Company”) as of September 30, 2009 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficit for the period from January 2, 2009 (Inception) to September 30, 2009. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and the results of operations and cash flows for the period from January 2, 2009 (Inception) to September 30, 2009 and in conformity with accounting principles generally accepted in the United States of America.

/s/ ZYCPA Company Limited

ZYCPA Company Limited
Certified Public Accountants

Hong Kong, China
November 22, 2010

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,001
Accounts receivable	57,692

Total current assets	58,693

Non-current assets:
Plant and equipment	1,018

TOTAL ASSETS	$59,711

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	34,872
Income tax payable	3,148
Amount due to director	6,203
Amount due to a stockholder	51,282

Total current liabilities	95,505

Total liabilities	95,505

Commitment and contingencies

Stockholders’ deficit:
Series A, convertible preferred stock, $0.001 par value; 500,000 shares authorized; 250,000 shares issued and outstanding shares as of September 30, 2009	250
Common stock, $0.001 par value; 300,000,000 shares authorized; 242,138,400 shares issued and outstanding as of September 30, 2009	242,138
Accumulated deficit	(278,182)

Total stockholders’ deficit	(35,794)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$59,711

See accompanying notes to consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Period from January 2, 2009 (Inception) to September 30, 2009

Revenues, net	$57,692

Cost of revenue	(17,949)

Gross profit	39,743

Operating expenses:
Selling, general and administrative	(31,206)

Total operating expenses	(31,206)

INCOME BEFORE INCOME TAXES	8,537

Income tax expense	(3,149)

NET INCOME	$5,388

Net income per share – Basic and diluted	$0.00

Weighted average shares outstanding – Basic and Diluted	239,761,741

See accompanying notes to consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))

Period from January 2, 2009 (Inception) to September 30, 2009
Cash flows from operating activities:
Net income	$5,388
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	28
Change in operating assets and liabilities:
Accounts receivable	(57,692)
Accounts payable and accrued liabilities	34,872
Income tax payable	3,148

Net cash used in operating activities	(14,256)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,046)

Net cash used in investing activities	(1,046)

Cash flows from financing activities:
Advance from a director	6,203
Advance from a stockholder	10,100

Net cash provided by financing activities	16,303

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,001

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-
Cash paid for interest	$-

See accompanying notes to consolidated financial statements.

ASIA GLOBAL HOLDING CORP.
(Successor of Ultra Professional Limited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series A, Convertible Preferred Stock		Common Stock		Accumulated	Total stockholders’
	No. of shares	Amount	No. of shares	Amount	deficit	equity

Balance as of January 2, 2009 (Inception)	-	$-	100,000,000	$100,000	$(99,900)	$100

Shares effectively issued to former AAGH shareholders as part of the September 29, 2009 recapitalization	250,000	250	142,138,400	142,138	(183,670)	(41,282)

Net income for the period	-	-	-	-	5,388	5,388

Balance as of September 30, 2009	250,000	$250	242,138,400	$242,138	$(278,182)	$(35,794)

See accompanying notes to consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM JANUARY 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2009
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

On September 30, 2009, the Company entered into and closed agreement to sell its wholly-owned subsidiary, Sino Trade-Intelligent Development Corp., Limited (a corporation organized under the laws of the Hong Kong Special Administrative Region), to Ms. Jie Xu, for US$1. This transaction was negotiated at arm-length. Ms. Jie Xu is not an affiliate of any of the Company’s shareholders.

After the consummation of the share exchange and disposal transactions, UPL’s shareholder held approximately 34% of the voting rights as a major shareholder in the combined entity.

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

Accordingly, the accompanying consolidated financial statements include the following:

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

Asia Global Holdings Corp. and its subsidiary are hereinafter referred to as (the “Company”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM JANUARY 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))

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

Depreciable life
Office equipment	3 to 5 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Depreciation expense for the period from January 2, 2009 (Inception) to September 30, 2009 was $28.

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

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM JANUARY 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))

•	Cost of revenue

Cost of revenue includes subcontracting fee, printing and material costs that are attributable to the rendering the service to the customers.

•	Advertising expense

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred no such cost for the period from January 2, 2009 (Inception) to September 30, 2009.

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

For the period from January 2, 2009 (Inception) to September 30, 2009, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2009, the Company did not have any significant unrecognized uncertain tax positions.

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

The reporting currency of the Company is the United States Dollars ("US$"). The Company maintains its books and records in its local currency, Hong Kong Dollars ("HK$"), which is functional currency as being the primary currency of the economic environment in which the entity operates. The Company adopts ASC Topic 830-30, “Translation of Financial Statement”, to translate the financial statement into US$ from HK$, using the exchange rate on the balance sheet date as to assets and liabilities. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity. For the period from January 2, 2009 (Inception) to September 30, 2009, the impact of foreign currencies translation is insignificant and no comprehensive income or loss is recorded.

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM JANUARY 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))

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

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM JANUARY 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 825-10.

In April 2009, the FASB issued FSP APB No. 28-1, “Interim Financial Reporting” (“ASC 825-10”). ASC 825-10 requires the fair value of financial instruments disclosure in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 825-10.

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s consolidated financial statements.

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM JANUARY 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures”, (ASU 2010-06) which provides amendments to ASC 820, “Fair Value Measurements and Disclosures” that require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

3.	ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts is required for the period from January 2, 2009 (Inception) to September 30, 2009.

4.	AMOUNT DUE TO DIRECTOR

As of September 30, 2009, amount due to a director of $6,203, Mr. Kwong-Lim Liang represented temporary advances, which were unsecured, interest free and repayable on demand. The imputed interest on this amount is not significant.

5.	AMOUNT DUE TO STOCKHOLDER

As of September 30, 2009, amount due to a stockholder of $51,282, Sina Dragon Holdings Limited represented temporary advances, which were unsecured, interest free and repayable on demand. The imputed interest on this amount is not significant.

6.	STOCKHOLDERS’ EQUITY

On September 29, 2009, the Company approved to issue 100,000,000 shares of common stock for share exchange transaction.

As of September 30, 2009, the number of authorized and outstanding shares of the Company’s common stock was 300,000,000 shares and 242,138,400 shares, respectively.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM JANUARY 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))

7.	NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of common stock outstanding and common stock equivalents during the period. Pursuant to stock exchange transaction on September 29, 2009, the weighted average number of common shares issued and outstanding was adjusted to account for the effects of the stock exchange transaction as more fully described in Note 1.

The following table sets forth the computation of basic and diluted net income per share for the period from January 2, 2009 (Inception) to September 30, 2009:
Period from January 2, 2009 (Inception) to September 30, 2009
Basis and diluted net income per share calculation
Numerator:
- Net income in computing basic and diluted net income per share	$5,388

Denominator:
Weighted average shares outstanding – Basic and diluted	239,761,741

Net income per share – Basic and diluted	$0.00

8.	INCOME TAXES

For the period from January 2, 2009 (Inception) to September 30, 2009, the local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

Period from January 2, 2009 (Inception) to September 30, 2009
Tax jurisdictions from:
– Local	$(10,000)
– Foreign	18,537

Income (loss) before income taxes	$8,537

Provision for income taxes consisted of the following:

Period from January 2, 2009 (Inception) to September 30, 2009
Current:
– Local	$-
– Foreign	3,149

Deferred:
– Local	-
– Foreign	-

Provision for income taxes	$3,149

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM JANUARY 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the period from January 2, 2009 (Inception) to September 30, 2009, the Company has a subsidiary that operates in Hong Kong and is subject to tax in the jurisdictions in which it operates, as follows:

United States of America

AAGH is registered in the State of Nevada and is subject to United States of America tax law.

Hong Kong

UPL is subject to the Hong Kong Profits Tax Laws at the statutory rate of 16.5% on the assessable income for the periods presented.

For the period from January 2, 2009 (Inception) to September 30, 2009, UPL generated an operating income of $18,537 for income tax purposes. A reconciliation of income before income taxes to the effective income tax rate as follows:
Period from January 2, 2009 (Inception) to September 30, 2009

Income before income taxes	$18,537
Statutory income tax rate	16.5%
Income tax expense at statutory tax rate	3,059

Non-deductible items	90

Income tax expense	$3,149

No provision for deferred tax assets or liabilities has been made, since the Company had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

9.	CONCERNTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the period from January 2, 2009 (Inception) to September 30, 2009, the customer who accounts for 10% or more of the Company’s revenues is presented as follows:

	Period ended September 30, 2009		September 30, 2009
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$32,051	56%	$32,051
Customer B	25,641	44%	25,641

Total:	$57,692	100%	$57,692

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM JANUARY 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))

(b)         Major vendors

For the period from January 2, 2009 (Inception) to September 30, 2009, one vendor represented more than 10% of the Company’s purchases.

(c)         Credit risk

No financial instruments that potentially subject the Company to significant concentrations of credit risk. Concentrations of credit risk are limited due to the Company’s large number of transactions are on the cash basis.

10.	COMMITMENTS AND CONTINGENCIES

The Company currently does not have any formal rent agreements on office premises and pays the rent expense at a fixed sum on a monthly basis. The Company incurred rent expense of $1,269 for the period from January 2, 2009 (Inception) to September 30, 2009.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Not applicable.

Item 9A(T),  Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of September 30, 2009 (the end of our new fiscal year), our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and officers, as of the date this Report is filed, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position	Director Since

Ping Shun Lai	63	Chief Executive Officer, Interim	Sept. 29, 2009
		Financial Officer and Director

Kwong-Lim Liang	69	Director	November 16, 2009

Mr. Ping Shun Lai was appointed the Chief Executive Officer, Interim Financial Officer, and a Director of AAGH as of September 28, 2009, in connection with the change of control of AAGH resulting from Sina Dragon Holdings Limited purchase of a block of common and preferred stock from a Mr. Mak, a former officer and director.  Mr. Ping-Shun Lai has more than 40 years of experience in running manufacturing operations in Hong Kong and the People’s Republic of China, and has established relationships with high-level personnel within different Ministries of the PRC.  Since 1999, he has been a consultant and director for Teams Uniform Specialist Co., Ltd., a privately-held garment manufacturing company based in Hong Kong.

Mr. Kwong-Lim Liang was appointed to the Board of Directors following AAGH’s acquisition of Ultra Professional on September 30, 2009.   Mr. Liang was a director of Ultra Professional and its sole shareholder, and continues to serve UPL as its President.  He has 20 years of experience in structuring advertising contracts for foreign and PRC import and export businesses.  Since 1999, Mr. Liang has been director and a principal owner of Nina Ltd., a Hong Kong based private trading company.  He is a brother of Mr. Stanely Lai, sole owner of Sina Dragon Holdings Limited.

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

LEGAL PROCEEDINGS

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation, has been involved in legal proceedings that would be material to an evaluation of our management.

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

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of the date of this Report, Sina Dragon Holdings Limited, Mr. Ping-Shun Lai and Mr. Kwong-Lim Liang have not filed Forms 3 to report beneficial ownership in the Company’s stock.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Background and Compensation Philosophy

Our board of directors consists of two individuals:  (1) Mr. Ping-Shun Lai, Chief Executive Officer and Interim Chief Financial Officer; and (2) Mr. Kwong-Lim Liang.  Our board of directors have historically determined the compensation to be paid to executive officers based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies, and contributions made by the officers’ to our success.  Each of the named officers will be measured by a series of performance criteria by the board of directors, or the compensation committee when it is established, on a yearly basis.  Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

Our board of directors have not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers.

As our executive leadership and board of directors grow, our board of directors may decide to form a compensation committee charged with the oversight of executive compensation plans, policies and programs.

Elements of Compensation

The Company has not paid compensation to its officers since 2007, and does not expect to begin paying compensation until such time as operations warrant.
Base Salary

The yearly base salary of our former CEO Mr. Michael Mak for the years of 2008 and 2007 was $60,000 of which $0 was paid in 2007 and $0 was paid in 2008. Mr. John Leper and Mr. Hin Lee Kwong received no salary in 2008, 2007 or 2009; these individuals ceased service in 2009.

Mr. Ping-Shun Lai has served as president since September 2009, and has not been paid any compensation for service.

Discretionary Bonus

We have not provided our executive officers with any discretionary bonuses but our board of directors may consider the necessity of such scheme in the future based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers’ to our success ~~.~~

 Equity Incentives

We have not established equity based incentive program and have not granted stock based awards as a component of compensation, apart from the common stock award of approximately 2,000,000 shares of restricted common stock and an award of 500,000 shares of series A convertible preferred stock to our former CEO Mr. Michael Mak as an employment signing bonus in 2007.  In the future, we may adopt and establish an equity incentive plan pursuant to which awards may be granted if our board of directors determines that it is in the best interests of our stockholders and the Company to do so.

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

SUMMARY COMPENSATION TABLE

Name and Position	Year*	Salary ($)	Bonus Shares ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ping-Shun Lai, CEO & CFO	2009	0	0		0	0	0	0	0	0

Michael Mak, Former CEO & CFO	2009	0	0		0	0	0	0	0	0
	2008	0	0		0	0	0	0	0	0
	2007	60,000	260,877	(1)	0	0	0	0	0	320,877

John Leper, Former CEO	2008	0	82,500	(2)	0	0	0	0	0	82,500
	2007	0	0		0	0	0	0	0	0

*	For fiscal years ended December 31, 2008 and 2007, and for the nine months in the new fiscal year ended September 30, 2009.

(1)
Bonus awards represented 2,000,000 shares of restricted common stock payable to the Company’s former President, Mr. Michael Mak as a signing bonus to be earned over one year as part of a compensation package upon the execution of the employment agreement

(2)	Bonus shares represented 1,000,000 shares of restricted common stock issued to the Company’s former Chief Executive Officer, Mr. John Leper.

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

We do not have an employment agreement with Mr. Ping-Shun Lai, our sole officer.

BONUSES AND DEFERRED COMPENSATION

We do not have any deferred compensation or retirement plans.  We do not have a compensation committee; all decisions regarding compensation are determined by our entire board of directors.

OPTION GRANTS IN THE LAST FISCAL YEAR

We did not grant any options or stock appreciation rights to our named executive officers or directors in 2009.

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

Compensation of Directors

Members of our Board of Directors receive no compensation for service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership - Certain Beneficial Owners

Beneficial ownership is shown as September 30,2009 for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our three other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended December 31, 2008, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power.

Security Ownership - Certain Beneficial Owners and Management

		Amount
		And	Percentage
		Nature of	of Class
		Beneficial	Beneficially
Beneficial Owner (including address)	Title of class	Ownership	Owned(1)(2)

Sina Dragon Holdings Limited
Room 901, 9F, Haleson Building, 1 Jubilee Street,
Central, Hong Kong	Common	33,500,000	13.8%
	Preferred	250,000	100.0%
Kwong-Lim Liang, Director	Common	100,000,000	41.3%
901 Haleson Bldg., 1 Jubilee Street
Central, Hong Kong

Ping-Shun Lai, CEO,CFO,Director		-0-	-0-

Officers and Directors	Common	33,500,000	41.3%
as a Group (two persons)
(1)
On September 28, 2009, Michael Mak (and his 100% owned affiliate Stanford International Holding Corporation) sold 33,500,000 common shares of the Company, and 250,000 shares of Series A preferred stock of the Company, to Sina Dragon Holdings Limited, for an aggregate of US$10,000.00 cash paid to Mr. Mak and Stanford International Holding.  The shares were sold as restricted securities.

The common shares represent 13.8% of the total 242,138,400 outstanding common shares at September 30, 2009.  However, the 250,000 shares of Series A preferred stock is convertible into 50,000,000 shares of common stock.  Accordingly, the purchased shares together represent 28.6% of the voting rights of shareholders, as the holders of preferred and common shares vote together on all matters presented to shareholders (as provided  in the Designation of Preferred Shares (Exhibit 3.1 to the Form 8-K filed on October 27, 2006)), and the holder of the preferred shares is entitled to vote the shares as if converted to common stock.  The formula for determining the votes which the holder of preferred shares is entitled to cast is set forth in the Designation.

(2)
Mr. Kwong-Lim Liang owns 100,000,000 shares, representing 41.3% of the outstanding common stock.  However, due to the special voting rights of the Series A Preferred Stock held by Sina Dragon Holdings, Mr. Kwong-Lim Liang’s common stock holds only 34.2% of the total voting rights of holders of common and preferred stock combined.

Changes in Control

There are no arrangements, known to the Registrant, including any pledge by any person of securities of the Registrant which may at a subsequent date result in a change in control of the Registrant.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Amounts Due From/To Affiliate

As of September 30, 2009, $51,282 was owed to Sina Dragon Holdings Limited and $6,203 was owed to Mr. Kwong-Lim Liang for advances made in the period from January 2, 2009 to September 30, 2009.  These loans do not bear interest and are due on demand.

Director Independence

At this time, the Company has no directors that meet the requirements as “independent” (as defined by Item 407(a)(1) of Regulation S-K).

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by HLB Hodgson Impey Cheng (“HLB”), the Company’s former auditors, Clancy and Co., P.L.L.C. ("Clancy" for the services rendered during the year ended December 31, 2007) and the Company's current auditors, ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited) ("ZYCPA") for professional services rendered for the period from January 2, 2009 to September 30, 2009, and for the (former) fiscal years ended December 31, 2008 and 2007:

	2009	2008	2007
Service	ZYCPA	ZYCPA	ZYCPA	HLB	Clancy
Audit Fees	$12,820	$40,000	$70,000	32,000	$16,750

Audit Related			3,500	5,000
Fees

Tax Fees

All Other Fees

TOTAL	$12,820	$40,000	$73,500	37,000	$16,750

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

(b) Exhibits

2.1*	Articles of Incorporation filed with the Nevada Secretary of State on February 1, 2002 (Exhibit 3.1 to Registration Statement on Form SB-2 filed with the Commission on April 25, 2002)

2.2*	First Amendment to Articles of Incorporation filed with the Nevada Secretary of State on May 20, 2004 (Exhibit 3.1 to Form 8-K/A filed with the Commission on May 26, 2004)

2.3*	Second Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 9, 2006 (Exhibit 3.1 to Form 8-K filed with the Commission on July 31, 2006)

2.4*	Third Amendment to Articles of Incorporation filed with the Nevada Secretary of State on August 22, 2006 (Exhibit 3.1 to Form 8-K filed with the Commission on September 13, 2006)

2.5*	Bylaws (Exhibit 3.4 to Registration Statement on Form SB-2 filed with the Commission on April 25, 2002)

2.6*	Amended Bylaws (Exhibit 3.2 to Form 10Q-SB filed with the Commission on February 19, 2003)

3.1*	Form of Stock Certificate (Exhibit 4.1 to Registration Statement on Form SB-2 filed with the Commission on April 25, 2002)

10.1	Common Stock Purchase Agreement (acquisition of Ultra Professional Ltd., dated September 29, 2009)(1)

10.2	Common Stock Purchase Agreement (disposition of Sino Trade Intelligent Development Corp. Limited, dated September 30, 2009)(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss. 1350 (filed herewith)

* Previously Filed
(1)	Incorporated by reference from exhibit 10.1 to the Form 10-Q filed on November 19, 2009
(2)	Incorporated by reference form the exhibit 10.2 to the Form 10-Q filed on November 19, 2009.

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

Dated: November 30, 2010