Form 10-K
period 2010-09-30
ASIA GLOBAL HOLDINGS CORP.
filed 2011-01-11
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended September 30, 2010

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

As of September 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $239,004 based on the closing sale price on that date as reported on the Over-the-Counter Bulletin Board.  At September 30, 2010 there were 242,138,400 shares of common stock issued and outstanding.   As of September 30, 2009 and July 26, 2010, there were 242,138,400 shares of common stock outstanding.

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

As a result of these transactions, the Company is deemed to be a continuation of the business of UPL.  See Note 1 to the audited financial statements included in this Report.  This Annual Report on Form 10-K includes financial information for the period from January 2, 2009 (Inception) to September 30, 2009 and the financial statements for the year ended September 30, 2010.  Other information is provided in accordance with the requirements of Form 10-K.

TABLE OF CONTENTS

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

PART I

Item 1. Business

History and Overview

Asia Global Holdings Corp. ("AAGH" or the "Company") was incorporated in the state of Nevada on February 1, 2002 under the name Longbow Mining Inc.  Effective May 12, 2004, we changed our name to BonusAmerica Worldwide Corporation. On June 6, 2006, we changed our name to Asia Global Holdings Corp.  From June 2006 through September 30, 2009, our business was providing advertising services to small and medium size manufacturers (primarily located in Southern China) of products for export to the United States.   Operations were conducted through direct and indirect subsidiaries, including Sino Trade-Intelligent Development Corp., Limited (“Sino Trade”), Idea Asia Limited (“Idea Asia”), China Media Power Limited (“CMP”), and Wah Mau Corporate Planning Development Co., Ltd. (“Wah Mau”).  Idea Asia and Wah Mau were wholly-owned subsidiaries of Sino Trade. CMP was a 60%-owned subsidiary of Idea Asia.

After management changes in 2008 and early 2009, there was a change in control of AAGH on September 28, 2009, when Michael Mak, a former officer and director, and principal shareholder of AAGH, and his 100% owned affiliate Stanford International Holding Corporation (“Stanford International”), sold 33,500,000 common shares of the Company, and 250,000 shares of Series A preferred stock of the Company, to Sina Dragon Holdings Limited (“Sina Dragon”), for US$10,000.00 cash paid to Mr. Mak and Stanford International Holding.  The shares then represented 28.6%-of the voting rights of the outstanding common stock on September 28, 2009 (the preferred stock has voting rights as if converted into common stock – see Part III, Item 11, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”).  Sina Dragon, a private Hong Kong investment company, is 100% owned by Mr. Stanley Lai, who is its sole officer and director.   Mr. Ping -Shun Lai (brother of Mr. Stanley Lai) was appointed as a director and officer of the Company.

On September 29, 2010, AAGH acquired Ultra Professional Limited (“UPL”), by issuing 100 million common shares (restricted under Rule 144) to the sole shareholder of UPL (Mr. Kwong-Lim Liang).  UPL was incorporated in the British Virgin Islands as a BVI Business Company under the BVI Business Companies Act, 2004, on January 2, 2009, and commenced business in July 2009.  Its principal business is the provision of advertising consultation services in Hong Kong and the People’s Republic of China (“PRC”).  UPL commenced operation in July 2009.    Prior to his acquisition of the Company shares, Mr. Liang was not an affiliate of the Company.  Following the acquisition of UPL, Mr. Kwong-Lim Liang was appointed a director of AAGH.  His 100 million shares represent 34.2% of the common stock voting rights.  See Part III, Item 11 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Business

UPL (established in 2009 and based in Hong Kong) provides consulting services to foreign and local (PRC) companies seeking to begin or re-organize advertising programs in the PRC.  Mr. Kwong-Lim Liang, former owner of UPL and a director of AAGH, has 20 years of experience in structuring advertising contracts for foreign and PRC import and export businesses.  All business advertising in the PRC must comply with local and central government regulations as to content and means of publication.  UPL uses Mr. Liang’s extensive contacts and experience with government officials to help clients organize and maintain advertising programs that are compliant.

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

Item 1A. Risk Factors

Risks Related to the Company

Our business is a small enterprise with negative working capital as of September 30, 2010.

UPL commenced operations in July 2009.  For the year ended September 30, 2010, the Company had revenues of $32,513 and recorded net loss of $76,905 during the year, with an accumulated deficit of $355,087.  At September 30, 2010, AAGH had negative working capital of $113,825, and owed $121,189 to related parties (Sina Dragon Holdings Ltd. and Mr. Kwong-Lim Liang, president of UPL and a director of AAGH).

We will continue to be dependent on financial support from Sina Dragon and Mr. Kwong-Lim Liang until such time, if ever, as UPL becomes a successful business with sufficient revenue to support AAGH’s operations.  We have no plans or arrangements in place to raise third-party capital to expand UPL, and there is no assurance adequate capital can be raised.

We face formidable competition in our business.

There are a number of companies that provide consulting services similar to those available through UPL.  Some of the competitors are international organizations with many employees, extensive client lists, and a broad range of services including creation and publication of advertising campaigns.  The persistence of the global economic recession has adversely impacted the smaller businesses we target as potential clients.  As a result of these factors, there is more competition focused on fewer clients.  UPL’s relationship with government personnel overseeing advertising in the PRC may not be sufficient to outweigh UPL’s substantial competitive weaknesses.

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

The trading price of our shares has been and may continue to be subject to considerable daily fluctuations. During the year ended September 30, 2010, the closing sale prices of our ordinary shares on the Over-the-Counter Bulletin Board ranged from $0.0020 to $0.0051 per share. To a large extent, this volatility and trending down in stock prices has reflected AAGH’s changing business results.  However, in addition, smaller companies generally have seen stock prices and trading volumes diminish since early 2008, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance. These broad market and industry fluctuations may continue to adversely affect the price of our shares, independently of operating results.

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

Sina Dragon and Mr. Kwong-Lim Liang (formerly the sole shareholder of UPL, and now a director of AAGH), control 28.6% and 34.2% of the voting rights on the common stock.  Though they do not constitute a “group” for SEC reporting purposes, and are not affiliated with each other, together they are able to substantially influence all matters requiring the approval of shareholders, including the election of directors and the approval of significant corporate transactions such as acquisitions. This concentration of ownership could delay, defer or prevent a change in control or otherwise impede a merger or other business combination that the Board of Directors or other shareholders may view favorably.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently occupy a small office space in Hong Kong located at Room 901, Haleson Building, 1 Jubilee Street, Central, Hong Kong, for rent of $423 on a month-to-month basis.

Item 3. Legal Proceedings

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fiscal year ended September 30, 2010, there were no matters submitted to the security holders for a vote.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since July 17, 2006, our common stock has been traded on the Over-the-Counter Bulletin Board under the symbol “AAGH.OB”.  As of August 2, 2010, there were: (i) 19 shareholders of record, without giving effect to determining the number of shareholders who hold shares in "street name." We estimate the number of beneficial owners with stock in street name to be approximately 900.  ; (ii) no outstanding options to purchase shares of common stock; and (iii) 242,138,400 shares of common stock and 250,000 shares of preferred stock (convertible into 50,000,000 shares of common stock), issued and outstanding.

The following table sets forth, for the fiscal quarters indicated (based on a fiscal year ending September 30), the high and low closing prices as reported by the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Sales Price
	High	Low
Fiscal 2009
First Quarter	$0.05	$0.018
Second Quarter	$0.031	$0.015
Third Quarter	$0.025	$0.0026
Fourth Quarter	$0.009	$0.0012

Fiscal 2010
First Quarter	$0.0051	$0.0021
Second Quarter	$0.0031	$0.0020
Third Quarter	$0.0035	$0.0028
Fourth Quarter	$0.0035	$0.0021

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

Preferred Stock.

The Series A Preferred Convertible Stock does not pay dividends.

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2010, we issued 100 million common shares to the former shareholder of UPL, a resident of Hong Kong.  These shares were issued as restricted securities under the Securities Act of 1933.  AAGH claims the exemption available under Section 4(2) of the Act.

Item 6. Selected Financial Data.

The following tables summarize certain selected financial information of AAGH for the period presented. The selected consolidated statements of operations data for the year ended September 30, 2010 and the period from January 2, 2009 (Inception) to September 30, 2009, and the selected consolidated balance sheets data as of September 30, 2010 and 2009 should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included in this Report.

	Year Ended	Jan 2, 2009 to
	Sep 30, 2010	Sep 30, 2009
Revenue	$32,513	$57,692
Cost of revenue	$(15,000)	$(17,949)
Gross profit	$17,513	$39,743
Selling, general and administrative expenses	$(94,418)	$(31,206)
(Loss) income before income taxes	$(76,905)	$8,537
Income tax expense	$0	$(3,149)
Net (loss) income	$(76,905)	$5,388
Net (loss) income per share – Basic and diluted	$(0.00)	$0.00

	As of	As of
Balance Sheet Data	Sep 30, 2010	Sep 30, 2009
Cash and cash equivalents	$50,320	$1,001
Total current assets	$70,833	$58,693
Total assets	$71,959	$59,711
Amount due to related parties	$121,189	$57,485
Total current liabilities	$184,658	$95,505
Total stockholders’ equity (deficit)	$(112,699)	$(35,794)

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

Results of Operations for the Year ended September 30, 2010 and the Period from its inception (January 2, 2009) through September 30, 2009

For the twelve months ended September 30, 2010 the Company recorded net loss of $76,905 on revenue of $32,513 and cost of revenue of $15,000. Operating expenses of $94,418 were comprised mainly of audit fee of $33,718, legal and professional fees of $42,489 and rental fee of $5,077.

In the period from July 2009 (inception) through September 30, 2009, the Company recorded net after tax income of $5,388 on revenues of $57,692 and cost of revenue of $17,949. Operating expenses of $31,206 were comprised of audit fee of $12,820 and rental fee of $1,269.

Revenues:

During the twelve months ended September 30, 2010, we had revenues of $32,513, a decrease of $25,179 when compared to the period from its inception (January 2, 2009) to September 30, 2009. The decrease can be attributed to fewer consultant contracts secured from customers during the period.

Cost of Revenue

Cost of Sales were $15,000 representing 46.1% of our total revenue during the year ended September 30, 2010, as compared to $17,949 representing 31.1% of our total revenue for the period from its inception (January 2, 2009) to September 30, 2009. The increase in cost of sales as a percentage of total revenue is attributed to an increase in the cost of delivering the services in the consultant contracts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $63,212 to $94,418 for the year ended September 30, 2010 as compared to $31,206 for the period from its inception (January 2, 2009) to September 30, 2009. The increase in expenses during the twelve months ended September 30, 2010 was primarily attributable to an increase in audit fees of $20,898 and legal and professional fees of $42,489.

Net (Loss) Income

Net loss was $76,905 for the year ended September 30, 2010 as compared to a net income of $5,388 for the period from its inception (January 2, 2009) to September 30, 2009.  The net loss was mainly attributed to the decrease in revenue and increase in selling, general and administrative expenses.

Financial Condition

At September 30, 2010, AAGH owed $69,907 to Mr. Kwong-Lim Liang for a non-interest bearing advance made to the Company, and an additional $51,282 advanced to AAGH by Sina Dragon to pay for AAGH general and administrative expense incurred in the period from January 2, 2009 (Inception) through September 30, 2009.

Additional advances from Sina Dragon and/or Mr. Kwong-Lim Liang may be needed to continue operations as the Company increases business activities, and to fund AAGH’s costs of SEC reporting and other general and administrative cost items.  However, neither Sina Dragon nor Mr. Liang has made any commitment to advance additional funds.

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

Liquidity and Capital Resources for the Year Ended September 30, 2010 and the Period from its inception (January 2, 2009) through September 30, 2009

Cash flows from operating activities

We experienced negative cash flows from operating activities in the amount of $13,989 for the year ended September 30, 2010, primarily due to net loss of $76,905 offset by decrease of accounts receivable from related parties of $37,179 and increase in accounts payable and accrued liabilities of $25,449.

For the period from its inception (January 2, 2009) through September 30, 2009, we experienced negative cash flows from operating activities of $14,256, primarily due to net income from operations of $5,388 plus increase in accounts payable and accrued liabilities of $34,872 offset by increase in accounts receivable from related parties of $57,692.

Cash flows from investing activities

Net cash flows used in investing activities for the year ended September 30, 2010 was $396 primarily representing the purchase of plant and equipment.

Net cash flows used in investing activities for the period from its inception (January 2, 2009) through September 30, 2009 was $1,046 primarily representing the purchase of plant and equipment.

Cash flows from financing activities

Net cash flows from financing activities for the year ended September 30, 2010 was $63,704 primarily representing the advance from a director.

Net cash flows from financing activities for the period from its inception (January 2, 2009) through September 30, 2009 was $16,303 representing the advance from a director of $6,203 and the advance from a stockholder of $10,100.

Liquidity

Our growth plans may require additional funding from outside sources. We intend to pursue discussions with existing stockholders, third party financing sources and potential lenders to ensure access to funds as required. Our future liquidity will depend on our revenue growth and our ability to sell our products and services at positive gross margins and control our operating expenses. Over the coming twelve months, we expect to spend approximately $100,000 for operating expenses.

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

Revenue recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The Company derives its revenue from the provision of advertising consultation service, based upon the customers’ specification. The service contracts are billed either on a fixed-fee basis or on a time-and-material basis. Generally, the Company recognizes revenue as services are performed and accepted by the customer.

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

Impairment of long-lived assets

We review property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region or within a business segment in the future could also lead to impairment adjustments as such issues are identified. The accounting effect of an impairment loss would be a charge to earnings, thereby reducing our net earnings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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
(Successor of Ultra Professional Limited)

We have audited the accompanying consolidated balance sheets of Asia Global Holdings Corp. and its subsidiary (“the Company”) as of September 30, 2010 and 2009 and the related consolidated statements of operations, cash flows and stockholders’ deficit for the year ended September 30, 2010 and the period from January 2, 2009 (Inception) to September 30, 2009. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2010 and 2009 and the results of operations and cash flows for the year ended September 30, 2010 and the period from January 2, 2009 (Inception) to September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses and a working capital deficit, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZYCPA Company Limited

ZYCPA Company Limited
Certified Public Accountants

Hong Kong, China
January 10, 2011

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of September 30,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$50,320	$1,001
Accounts receivable, related parties	20,513	57,692

Total current assets	70,833	58,693

Non-current assets:
Plant and equipment, net	1,126	1,018

TOTAL ASSETS	$71,959	$59,711

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$60,321	$34,872
Income tax payable	3,148	3,148
Amount due to a director	69,907	6,203
Amount due to a stockholder	51,282	51,282

Total current liabilities	184,658	95,505

Commitments and contingencies

Stockholders’ deficit:
Series A, convertible preferred stock, $0.001 par value; 500,000 shares authorized; 250,000 shares issued and outstanding shares, respectively	250	250
Common stock, $0.001 par value; 300,000,000 shares authorized; 242,138,400 shares issued and outstanding, respectively	242,138	242,138
Accumulated deficit	(355,087)	(278,182)

Total stockholders’ deficit	(112,699)	(35,794)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$71,959	$59,711

See accompanying notes to consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 2010 AND
THE PERIOD FROM JANUARY 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended September 30, 2010	Period from January 2, 2009 (Inception) to September 30, 2009

Net revenues from related parties	$32,513	$57,692

Cost of revenue	(15,000)	(17,949)

Gross profit	17,513	39,743

Operating expenses:
Selling, general and administrative	(94,418)	(31,206)

(Loss) income before income taxes	(76,905)	8,537

Income tax expense	-	(3,149)

NET (LOSS) INCOME	$(76,905)	$5,388

Net (loss) income per share – Basic and diluted	$(0.00)	$0.00

Weighted average common stock outstanding – Basic and diluted	242,138,400	239,761,741

See accompanying notes to consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2010 AND
THE PERIOD FROM JANUARY 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))

	Year ended September 30, 2010	Period from January 2, 2009 (Inception) to September 30, 2009

Cash flows from operating activities:
Net (loss) income	$(76,905)	$5,388
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	288	28
Changes in operating assets and liabilities:
Accounts receivable from related parties	37,179	(57,692)
Accounts payable and accrued liabilities	25,449	34,872
Income tax payable	-	3,148

Net cash used in operating activities	(13,989)	(14,256)

Cash flows from investing activities:
Purchase of plant and equipment	(396)	(1,046)

Net cash used in investing activities	(396)	(1,046)

Cash flows from financing activities:
Advance from a director	63,704	6,203
Advance from a stockholder	-	10,100

Net cash provided by financing activities	63,704	16,303

NET CHANGE IN CASH AND CASH EQUIVALENTS	49,319	1,001

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR/PERIOD	1,001	-

CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$50,320	$1,001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series A, convertible preferred stock		Common stock		Accumulated	Total stockholders’
	No. of share	Amount	No. of share	Amount	deficit	deficit

Balance as of January 2, 2009 (Inception)	-	$-	100,000,000	$100,000	$(99,900)	$100

Shares effectively issued to former AAGH shareholders as part of the September 29, 2009 recapitalization	250,000	250	142,138,400	142,138	(183,670)	(41,282)

Net income for the period	-	-	-	-	5,388	5,388

Balance as of September 30, 2009	250,000	250	242,138,400	242,138	(278,182)	(35,794)

Net loss for the year	-	-	-	-	(76,905)	(76,905)

Balance as of September 30, 2010	250,000	$250	242,138,400	$242,138	$(355,087)	$(112,699)

See accompanying notes to consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2010 AND
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

The Company, through its subsidiary, is mainly engaged in the provision of advertising consultation service in Hong Kong and the People’s Republic of China.

Recapitalization and reorganization

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

UPL was incorporated in the British Virgin Islands as a BVI Business Company under the BVI Business Companies Act, 2004, on January 2, 2009.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby UPL is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of UPL, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the reverse acquisition. The Company is deemed to be a continuation of the business of UPL.

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

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2010 AND
FOR THE PERIOD FROM JANUARY 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))

2.	GOING CONCERN UNCERTAINITIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the year ended September 30, 2010, the Company has experienced a net loss of $76,905 and working capital deficit of $113,825 with an accumulated deficit of $355,087 as of that date. The continuation of the Company as a going concern through September 30, 2011 is dependent upon the continuing financial support from its stockholders.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year/period reported. Actual results may differ from these estimates.

•	Basis of consolidation

The consolidated financial statements include the financial statements of AAGH and its wholly-owned subsidiary. All significant inter-company balances and transactions within the Company have been eliminated.

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
FOR THE YEAR ENDED SEPTEMBER 30, 2010 AND
FOR THE PERIOD FROM JANUARY 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))

As of September 30, 2010 and 2009, the Company did not record any amount of the allowance for doubtful accounts.

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

Depreciation expense for the year ended September 30, 2010 and the period from January 2, 2009 (Inception) to September 30, 2009 was $288 and $28, respectively.

•	Impairment of long-lived assets

In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of September 30, 2010 and 2009.

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

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred no such cost for the year ended September 30, 2010 and the period from January 2, 2009 (Inception) to September 30, 2009.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2010 AND
FOR THE PERIOD FROM JANUARY 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))

•	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the year ended September 30, 2010 and the period from January 2, 2009 (Inception) to September 30, 2009, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2010 and 2009, the Company did not have any significant unrecognized uncertain tax positions.

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

The reporting currency of the Company is United States Dollars ("US$"). The Company maintains its books and records in its local currency, Hong Kong Dollars ("HK$"), which is functional currency as being the primary currency of the economic environment in which the entity operates. The Company adopts ASC Topic 830-30, “Translation of Financial Statement”, to translate the financial statement into US$ from HK$, using the exchange rate on the balance sheet date as to assets and liabilities. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity. For the year ended September 30, 2010 and the period from January 2, 2009 (Inception) to September 30, 2009, the impact of foreign currencies translation is insignificant and no comprehensive income or loss is recorded.

•	Net (loss) income per share

The Company calculates net (loss) income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share is computed similar to basic (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2010 AND
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
FOR THE YEAR ENDED SEPTEMBER 30, 2010 AND
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

 In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	As of September,
	2010	2009

Trade payable	$15,000	$17,949
Accrued operating expenses	45,321	16,923

	$60,321	$34,872

5.	AMOUNT DUE TO A DIRECTOR

As of September 30, 2010 and 2009, amount due to a director, Mr. Kwong-Lim Liang represented temporary advances to the Company, which was unsecured, interest free and repayable on demand. The imputed interest on this amount is not significant.

6.	AMOUNT DUE TO A STOCKHOLDER

As of September 30, 2010 and 2009, amount due to a stockholder, Sina Dragon Holdings Limited represented temporary advances made to the Company, which was unsecured, interest free and repayable on demand. The imputed interest on this amount is not significant.

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2010 AND
FOR THE PERIOD FROM JANUARY 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))

7.	STOCKHOLDERS’ EQUITY

On September 29, 2009, the Company approved to issue 100,000,000 shares of common stock for share exchange transaction. Concurrently, the Company effectively issued the aggregate of 250,000 shares of Series A convertible preferred stock and 142,138,400 shares of common stock to former AAGH shareholders as part of the September 29, 2009 recapitalization.

As of September 30, 2010, the number of authorized and outstanding shares of the Company’s common stock was 300,000,000 shares and 242,138,400 shares, respectively.

8.	NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed using the weighted average number of common stock outstanding during the period. Diluted net (loss) income per share is computed using the weighted average number of common stock outstanding and common stock equivalents during the period. Pursuant to stock exchange transaction on September 29, 2009, the weighted average number of common shares issued and outstanding was adjusted to account for the effects of the stock exchange transaction as more fully described in Note 1.

The following table sets forth the computation of basic and diluted net (loss) income per share for the year ended September 30, 2010 and the period from January 2, 2009 (Inception) to September 30, 2009:

	Year ended September 30, 2010	Period from January 2, 2009 (Inception) to September 30, 2009

Basis and diluted net (loss) income per share calculation
Numerator:
- Net (loss) income in computing basic and diluted net (loss) income per share	$(76,905)	$5,388

Denominator:
Weighted average shares outstanding – Basic and diluted	242,138,400	239,761,741

Net (loss) income per share – Basic and diluted	$(0.00)	$0.00

9.	INCOME TAXES

For the year ended September 30, 2010 and the period from January 2, 2009 (Inception) to September 30, 2009, the local (United States) and foreign components of (loss) income before income taxes were comprised of the following:

	Year ended September 30, 2010	Period from January 2, 2009 (Inception) to September 30, 2009
Tax jurisdictions from:
– Local	$(27,932)	$(10,000)
– Foreign	(48,973)	18,537

(Loss) income before income taxes	$(76,905)	$8,537

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2010 AND
FOR THE PERIOD FROM JANUARY 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))

Provision for income taxes consisted of the following:
	Year ended September 30, 2010	Period from January 2, 2009 (Inception) to September 30, 2009

Current:
– Local	$-	$-
– Foreign	-	3,149

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$-	3,149

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the year ended September 30, 2010, the Company has a subsidiary that operates in Hong Kong and is subject to tax in the jurisdictions in which it operates, as follows:

United States of America

AAGH is registered in the State of Nevada and is subject to United States of America tax law.

Hong Kong

UPL is subject to the Hong Kong Profits Tax at the statutory rate of 16.5% on the assessable income for its tax reporting years. The reconciliation of income tax rate to the effective income tax rate based on (loss) income before income taxes for the year ended September 30, 2010 and the period from January 2, 2009 (Inception) to September 30, 2009 is as follows:
	Year ended September 30, 2010	Period from January 2, 2009 (Inception) to September 30, 2009

(Loss) income before income taxes	$(48,973)	$18,537
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory tax rate	(8,080)	3,059

Tax effect from non-deductible items	48	90
Tax effect from tax allowance	(77)	-
Net operating loss	8,109	-

Income tax expense	$-	$3,149

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2010 AND
FOR THE PERIOD FROM JANUARY 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))

As of September 30, 2010, the Company has incurred $49,148 of cumulative net operating loss carryforwards for Hong Kong tax purpose at no expiration and no benefit for income tax has been recognized as the management believes it is more likely than not that these assets will not be realized in the future.

No provision for deferred tax assets or liabilities has been made, since the Company had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

10.	RELATED PARTIES TRANSACTIONS

(a)
For the year ended September 30, 2010 and the period from January 2, 2009 (Inception) to September 30, 2009, the Company provided advertising consultation services at its current market value totaling $20,513 and $32,051 to a related company which is controlled by a brother of the Company’s director, Mr. Ping-Shun Lai, in a normal course of business.

(b)
For the year ended September 30, 2010 and the period from January 2, 2009 (Inception) to September 30, 2009, the Company provided advertising consultation services at its current market value totaling $12,000 and $25,641 to a related company which is controlled by a brother of the Company’s director, Mr. Ping-Shun Lai, in a normal course of business.

11.	CONCERNTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the year ended September 30, 2010 and the period from January 2, 2009 (Inception) to September 30, 2009, the customer who accounts for 10% or more of the Company’s revenues is presented as follows:

	Year ended September 30, 2010		September 30, 2010
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$20,513	63%	$20,513
Customer B	12,000	37%	-

Total:	$32,513	100%	$20,513

	Period from January 2, 2009 (Inception) to September 30, 2009		September 30, 2009
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$32,051	56%	$32,051
Customer B	25,641	44%	25,641

Total:	$57,692	100%	$57,692

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2010 AND
FOR THE PERIOD FROM JANUARY 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))

(b)       Major vendors

For the year ended September 30, 2010, one vendor represented more than 10% of the Company’s purchases amounting to $15,000 with $15,000 of accounts payable.

For the period from January 2, 2009 (Inception) to September 30, 2009, one vendor represented more than 10% of the Company’s purchases amounting to $17,949 with $17,949 of accounts payable.

(c)       Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivables. The Company believes the concentration of credit risk in its accounts receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

12.	COMMITMENTS AND CONTINGENCIES

The Company currently does not have any formal rent agreements on office premises and pays the rent expense at the current market value on a monthly basis. The Company incurred rent expense of $5,077 and $1,269 for the year ended September 30, 2010 and the period from January 2, 2009 (Inception) to September 30, 2009, respectively.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of September 30, 2010, our internal control over financial reporting is effective based on those criteria.

This report does not include an attestation report by our independent registered public accounting firm, regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permits the Company to only provide management’s report in this Form 10-K.  Recently, the SEC changed the temporary rules to a permanent rule, exempting smaller reporting companies (such as our Company) from the requirement that their internal controls be subject to independent accounting firm attestation.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Director Since

Ping- Shun Lai	63	Chief Executive Officer, Interim Chief	September 28, 2009
		Financial Officer and Director

Kwong-Lim Liang	69	Director	November 16, 2009

Mr. Ping Shun Lai was appointed the Chief Executive Officer, Interim Chief Financial Officer, and a Director of AAGH as of September 28, 2009, in connection with the change of control of AAGH resulting from Sina Dragon purchase of a block of common and preferred stock from a Mr. Mak, a former officer and director.  Mr. Ping-Shun Lai has more than 40 years of experience in running manufacturing operations in Hong Kong and the PRC, and has established relationships with high-level personnel within different Ministries of the PRC.  Since 1999, he has been a consultant and director for Teams Uniform Specialist Co., Ltd., a privately-held garment manufacturing company based in Hong Kong. He is a brother of Mr. Stanley Lai, sole owner of Sina Dragon.

Mr. Kwong-Lim Liang was appointed to the Board of Directors following AAGH’s acquisition of UPL on September 29, 2009.  Mr. Liang was a director of UPL and its sole shareholder, and continues to serve UPL as its President.  He has 20 years of experience in structuring advertising contracts for foreign and PRC import and export businesses.  Since 1999, Mr. Liang has been director and a principal owner of Nina Ltd., a Hong Kong based private trading company.

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

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of the date of this Report, Sina Dragon, Mr. Ping-Shun Lai and Mr. Kwong-Lim Liang have not filed Forms 3 to report beneficial ownership in the Company’s stock.

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

SUMMARY COMPENSATION TABLE

Name and Position	Year*	Salary ($)	Bonus Shares ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ping-Shun Lai, CEO & CFO	2009	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

SERVICE AGREEMENTS WITH DIRECTORS AND EXECUTIVE OFFICERS

We do not have an employment agreement with Mr. Ping-Shun Lai, our sole officer.

BONUSES AND DEFERRED COMPENSATION

We do not have any deferred compensation or retirement plans.  We do not have a compensation committee; all decisions regarding compensation are determined by our entire board of directors.

OPTION GRANTS IN THE LAST FISCAL YEAR

We did not grant any options or stock appreciation rights to our named executive officers or directors in 2010.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership - Certain Beneficial Owners

Beneficial ownership is shown as September 30, 2010 for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our three other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended September 30, 2010, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power.

Security Ownership - Certain Beneficial Owners and Management

		Amount
		And	Percentage
		Nature of	of Class
		Beneficial	Beneficially
Beneficial Owner (including address)	Title of class	Ownership	Owned(1)(2)

Sina Dragon Holdings Limited Room 901, 9F, Haleson Building, 1 Jubilee Street, Central, Hong Kong	Common	33,500,000	13.8%
	Preferred	250,000	100.0%
Kwong-Lim Liang, Director	Common	100,000,000	41.3%
Room 901 Haleson Building., 1 Jubilee Street
Central, Hong Kong

Ping-Shun Lai, CEO, CFO, Director		-0-	-0-

Officers and Directors as a Group (two persons)	Common	100,000,000	41.3%

(1)
On September 28, 2009, Mr. Michael Mak (and his 100% owned affiliate Stanford International Holding Corporation) sold 33,500,000 common shares of the Company, and 250,000 shares of Series A preferred stock of the Company, to Sina Dragon Holdings Limited, for an aggregate of $10,000.00 cash paid to Mr. Mak and Stanford International Holding.  The shares were sold as restricted securities.

The common shares represent 13.8% of the total 242,138,400 outstanding common shares at September 30, 2010.  However, the 250,000 shares of Series A preferred stock is convertible into 50,000,000 shares of common stock.  Accordingly, the purchased shares together represent 28.6% of the voting rights of stockholders, as the holders of preferred and common shares vote together on all matters presented to stockholders (as provided in the Designation of Preferred Shares (Exhibit 3.1 to the Form 8-K filed on October 27, 2006)), and the holder of the preferred shares is entitled to vote the shares as if converted to common stock.  The formula for determining the votes which the holder of preferred shares is entitled to cast is set forth in the Designation.

(2)
Mr. Kwong-Lim Liang owns 100,000,000 shares, representing 41.3% of the outstanding common stock.  However, due to the special voting rights of the Series A Preferred Stock held by Sina Dragon, Mr. Kwong-Lim Liang’s common stock holds only 34.2% of the total voting rights of holders of common and preferred stock combined.

Changes in Control

There are no arrangements, known to the Registrant, including any pledge by any person of securities of the Registrant which may at a subsequent date result in a change in control of the Registrant.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Amounts Due From/To Affiliate

As of September 30, 2010, $51,282 was owed to Sina Dragon Holdings Limited and $69,907 was owed to Mr. Kwong-Lim Liang.  These loans do not bear interest and are due on demand.

Additionally, our subsidiary UPL provided consultancy services to a company owned by the brother of a director.  Please see Note 10 to the financial statements in this Annual Report.

Director Independence

At this time, the Company has no directors that meet the requirements as “independent” (as defined by Item 407(a)(1) of Regulation S-K).

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the Company's current auditors, ZYCPA Company Limited ("ZYCPA") for professional services rendered for the twelve months period ended September 30, 2010 and the period from January 2, 2009 to September 30, 2009:

	2010	2009
Service	ZYCPA	ZYCPA
Audit Fees	$33,718	$12,820

Audit Related
Fees

Tax Fees

All Other Fees

TOTAL	$33,718	$12,820

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

(b) Exhibits

2.1	Articles of Incorporation filed with the Nevada Secretary of State on February 1, 2002 (Exhibit 3.1 to Registration Statement on Form SB-2 filed with the Commission on April 25, 2002)

2.2	First Amendment to Articles of Incorporation filed with the Nevada Secretary of State on May 20, 2004 (Exhibit 3.1 to Form 8-K/A filed with the Commission on May 26, 2004)

2.3	Second Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 9, 2006 (Exhibit 3.1 to Form 8-K filed with the Commission on July 31, 2006)

2.4	Third Amendment to Articles of Incorporation filed with the Nevada Secretary of State on August 22, 2006 (Exhibit 3.1 to Form 8-K filed with the Commission on September 13, 2006)

2.5	Bylaws (Exhibit 3.4 to Registration Statement on Form SB-2 filed with the Commission on April 25, 2002)

2.6	Amended Bylaws (Exhibit 3.2 to Form 10Q-SB filed with the Commission on February 19, 2003)

3.1	Form of Stock Certificate (Exhibit 4.1 to Registration Statement on Form SB-2 filed with the Commission on April 25, 2002)

10.1	Common SCommon Stock Purchase Agreement (acquisition of Ultra Professional Ltd., dated September 29, 2009, filed as an exhibit to the Form 8-K filed with the Commission on )(1)

10.2	Common Stock Purchase Agreement (disposition of Sino Trade Intelligent Development Corp. Limited, dated September 30, 2009)(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss. 1350 (filed herewith)

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

ASIA GLOBAL HOLDINGS CORP.

/s/ Mr. Ping-Shun Lai
MR. PING-SHUN LAI, Chief Executive Officer
(Principal executive officer)

/s/ Mr. Ping-Shun Lai
MR. PING-SHUN LAI, Interim Chief Financial Officer
(Principal Financial Officer)

Dated: January 11, 2011