Form 10-Q
period 2010-12-31
ASIA GLOBAL HOLDINGS CORP.
filed 2011-02-22
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

The number of shares outstanding of each of the Registrant’s classes of common stock, as of February 21, 2011. 242,138,400

ASIA GLOBAL HOLDINGS CORP.
FORM 10-Q
Quarter Ended June 30, 2010

ASIA GLOBAL HOLDINGS CORP.
(Successor of Ultra Professional Limited)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of December 31, 2010 and September 30, 2010	F-2

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three Months ended December 31, 2010 and 2009	F-3

Condensed Consolidated Statements of Cash Flows for the Three Months ended December 31, 2010 and 2009	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months ended December 31, 2010	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-12

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2010	September 30, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$51,993	$50,320
Accounts receivable, related party	-	20,513

Total current assets	51,993	70,833

Non-current assets:
Plant and equipment, net	1,054	1,126

TOTAL ASSETS	$53,047	$71,959

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$53,013	$60,321
Income tax payable	3,148	3,148
Amount due to a director	72,146	69,907
Amount due to a stockholder	51,282	51,282

Total current liabilities	179,589	184,658

Commitments and contingencies

Stockholders’ deficit:
Series A, convertible preferred stock, $0.001 par value; 500,000 shares authorized; 250,000 shares issued and outstanding, respectively	250	250
Common stock, $0.001 par value; 300,000,000 shares authorized; 242,138,400 shares issued and outstanding, respectively	242,138	242,138
Accumulated deficit	(368,930)	(355,087)

Total stockholders’ deficit	(126,542)	(112,699)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$53,047	$71,959

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended December 31,
	2010	2009

Revenues, net	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
Selling, general and administrative	(13,843)	(29,621)

Loss before income taxes	(13,843)	(29,621)

Income tax expense	-	-

NET LOSS	$(13,843)	$(29,621)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average common stock outstanding – Basic and diluted	242,138,400	242,138,400

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(13,843)	$(29,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	72	29
Changes in operating assets and liabilities:
Accounts receivable from related parties	20,513	25,641
Accounts payable and accrued liabilities	(7,308)	(2,237)

Net cash used in operating activities	(566)	(6,188)

Cash flows from financing activities:
Advance from a director	2,239	15,278

Net cash provided by financing activities	2,239	15,278

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,673	9,090

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,320	1,001

CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,993	$10,091

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Series A, convertible preferred stock		Common stock		Accumulated	Total stockholders’
	No. of share	Amount	No. of share	Amount	deficit	deficit

Balance as of October 1, 2010	250,000	$250	242,138,400	$242,138	$(355,087)	$(112,699)

Net loss for the period	-	-	-	-	(13,843)	(13,843)

Balance as of December 31, 2010	250,000	$250	242,138,400	$242,138	$(368,930)	$(126,542)

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2011 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2010.

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

For the three months ended December 31, 2010, the Company has experienced a net loss of $13,843 with an accumulated deficit of $368,930 as of that date. The continuation of the Company as a going concern through December 31, 2011 is dependent upon the continued financial support from its stockholders.

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

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Expected useful life
Office equipment	5 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Depreciation expense for the three months ended December 31, 2010 and 2009 was $72 and $29, respectively.

•	Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the periods presented.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

For the three months ended December 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The reporting currency of the Company is the United States Dollars ("US$"). The Company maintains its books and records in its local currency, Hong Kong Dollars ("HK$"), which is functional currency as being the primary currency of the economic environment in which the entity operates. The Company adopts ASC Topic 830-30, “Translation of Financial Statement”, to translate the financial statement into US$ from HK$, using the exchange rate on the balance sheet date as to assets and liabilities. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity. For the three months ended December 31, 2010 and 2009, the impact of foreign currencies translation is insignificant and no comprehensive income or loss is recorded.

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

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal year beginning after December 15, 2010; early adoption is permitted. The Company is currently evaluating the impact of adopting ASU -2010-06 on its financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (ASU 2010-13). ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements.

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

NOTE - 5	AMOUNT DUE TO A DIRECTOR

As of December 31, 2010, the balance represented temporary advances made to the Company by a director, Mr. Kwong-Lim Liang, which was unsecured, interest free and repayable on demand. The imputed interest on this amount is not significant.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 6	AMOUNT DUE TO A STOCKHOLDER

As of December 31, 2010, the balance represented temporary advances made to the Company by a stockholder, Sina Dragon Holdings Limited, which was unsecured, interest free and repayable on demand. The imputed interest on this amount is not significant.

NOTE - 7	INCOME TAXES

During the three months ended December 31, 2010, the Company has a subsidiary, UPL that operates in Hong Kong and is subject to tax in the jurisdictions in which it operates, as follows:

United States of America

AAGH is registered in the State of Nevada and is subject to United States of America tax law. The Company incurred $943 of operating loss for the three months ended December 31, 2010.

Hong Kong

UPL is subject to the Hong Kong Profits Tax at the statutory rate of 16.5% and 16.5% for the three months ended December 31, 2010 and 2009 on its assessable income for the periods presented.

For the three months ended December 31, 2010 and 2009, the Company incurred an operating loss for income tax purposes and was exempted from Hong Kong Profits Tax. A reconciliation of loss before income taxes to the effective income tax rate as follows:

	Three months ended December 31,
	2010	2009

Loss before income taxes	$(12,900)	$(29,621)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory tax rate	(2,128)	(4,887)

Non-deductible items	12	1
Effect of tax allowances	(9)	-
Net operating loss carryforwards	2,125	4,886

Income tax expense	$-	$-

As of December 31, 2010, the Company incurred $62,029 of cumulative operating losses carryforwards available for Hong Kong income tax purpose at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 8	COMMITMENTS AND CONTINGENCIES

The Company currently does not have any formal rent agreements on office premises and pays the rent expense at a fixed sum on a monthly basis. The Company incurred rent expense of $1,269 and $1,269 for the three months ended December 31, 2010 and 2009.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns the three months ended December 31, 2010 and 2009, which should be read in conjunction with the audited financial statements of Ultra Professional Limited presented in the Form 8-K.

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

Results of Operations for the Three Months Ended December 31, 2010 and 2009

The Company commenced business in July 2009; during the three months ended December 31, 2010 and 2009, the Company recorded no operating revenues and a net loss of $13,843 and $29,621, respectively.

Cost of Revenue and Selling and General Administrative Expenses

There were no costs of revenue in the periods reported.  Selling and general administrative expenses decreased from $29,621 for the three months ended December 31, 2009 to $13,843 for the three months ended December 31, 2010.

Net Loss
For the three months ended December 31, 2010,  we experienced a net loss of $13,843, compared to $29,621 for the three months ended December 31, 2009.

Liquidity and Capital Resources

Cash flows from operating activities
For the three months ended December 31, 2010, we experienced net cash used in operating activities of $566.  The amount can be attributable to a net loss of $13,843 offset by decrease in accounts payable and accrued liabilities receivable of $7,308.

Cash flows from financing activities
Net cash provided by financing activities for the three months ended December 31, 2010 was $2,239 attributable to an advance from a director.

Liquidity
Our liquidity will depend largely on our revenue growth and our ability to control our operating expense.  Over the upcoming twelve months, we expect to spend approximately $150,000 for operating expenses assuming revenue growth and no major change in business development strategies, which include current discussions with other companies regarding their advertising needs.  We expect to meet these capital needs from sales revenues and, to the extent we do not have sufficient revenues, from other external sources of financing.

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

Employees
As of December 31, 2010, we had 2 employees.  Additional employees are expected to be added as business expansion warrants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2010, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness  of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange  Act").  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASIA GLOBAL HOLDINGS CORP.

/s/ Ping-Shun Lai
Dated: February 21, 2010	Ping-Shun Lai, Chief Executive Officer (Principal executive officer)

/s/ Ping-Shun Lai
Dated: February 21, 2010	Ping-Shun Lai, Interim Chief Financial Officer (Principal financial officer)