Form 10-Q
period 2011-03-31
ASIA GLOBAL HOLDINGS CORP.
filed 2011-05-19
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended March 31, 2011

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
Yes  ☒    No  ☐

The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 18, 2011: 242,138,400.

ASIA GLOBAL HOLDINGS CORP.
FORM 10-Q
Quarter Ended March 31, 2011

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	March 31, 2011	September 30, 2010

ASSETS
Current assets:
Cash and cash equivalents	$47,205	$50,320
Accounts receivable	-	20,513

Total current assets	47,205	70,833

Non-current assets:
Plant and equipment, net	982	1,126

TOTAL ASSETS	$48,187	$71,959

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$60,705	$60,321
Income tax payable	3,148	3,148
Amount due to a director	74,392	69,907
Amount due to a stockholder	51,282	51,282

Total current liabilities	189,527	184,658

Commitments and contingencies

Stockholders’ deficit:
Series A, convertible preferred stock, $0.001 par value; 500,000 shares authorized; 250,000 shares issued and outstanding shares, respectively	250	250
Common stock, $0.001 par value; 300,000,000 shares authorized; 242,138,400 shares issued and outstanding, respectively	242,138	242,138
Accumulated deficit	(383,728)	(355,087)

Total stockholders’ deficit	(141,340)	(112,699)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$48,187	$71,959

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2011 and 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010

Revenues, net	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
Selling, general and administrative	(14,798)	(11,746)	(28,641)	(41,367)

Loss before income taxes	(14,798)	(11,746)	(28,641)	(41,367)

Income tax expense	-	-	-	-

NET LOSS	$(14,798)	$(11,746)	$(28,641)	$(41,367)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	242,138,400	242,138,400	242,138,400	242,138,400

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2011 and 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(28,641)	$(41,367)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	144	144
Changes in operating assets and liabilities:
Accounts receivable	20,513	57,692
Accounts payable and accrued liabilities	384	(13,263)

Net cash (used in) provided by operating activities	(7,600)	3,206

Cash flows from investing activities:
Purchase of plant and equipment	-	(397)

Net cash used in investing activities	-	(397)

Cash flows from financing activities:
Advances from a director	4,485	37,969

Net cash provided by financing activities	4,485	37,969

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,115)	40,778

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,320	1,001

CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,205	$41,779

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements..

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

						Total
	Series A, convertible preferred stock		Common stock		Accumulated	stockholders’
	No. of share	Amount	No. of share	Amount	deficit	deficit

Balance as of September 30,2010	250,000	$250	242,138,400	$242,138	$(355,087)	$(112,699)

Net loss for the period	-	-	-	-	(28,641)	(28,641)

Balance as of March 31, 2011	250,000	$250	242,138,400	$242,138	$(383,728)	$(141,340)

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2011
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

In the opinion of management, the consolidated balance sheet as of September 30, 2010 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2011 or for any future period.

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

The Company, through its subsidiary, is mainly engaged in the provision of advertising consultation service in Hong Kong and the People’s Republic of China. Commencing from January 2011, the Company has become dormant and dormant and not engaged in any operating activities and there are no plans to engage in any activities in the future.

Asia Global Holdings Corp. and its subsidiary are hereinafter referred to as (the “Company”).

NOTE－3	GOING CONCERN UNCERTAINITIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the six months ended March 31, 2011, the Company has experienced a continuous loss of $28,641 with an accumulated deficit of $383,728 as of that date. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2011
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

Depreciation expense for the three months ended March 31, 2011 and 2010 was $115 and $115, respectively.

Depreciation expense for the six months ended March 31, 2011 and 2010 was $144 and $144, respectively.

•	Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of March 31, 2011.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2011
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

For the six months ended March 31, 2011 and 2010, the Company did not have any interest and penalties associated with income tax positions. As of March 31, 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

The reporting currency of the Company is United States Dollars ("US$"). The Company maintains its books and records in its local currency, Hong Kong Dollars ("HK$"), which is functional currency as being the primary currency of the economic environment in which the entity operates. The Company adopts ASC Topic 830-30, “Translation of Financial Statement”, to translate the financial statement into US$ from HK$, using the exchange rate on the balance sheet date as to assets and liabilities. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity. For the three and six months ended March 31, 2011 and 2010, the impact of foreign currencies translation is insignificant and no comprehensive income or loss is recorded.

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

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment in Hong Kong.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash, accounts payable and accrued liabilities, income tax payable and amount due to a director and a stockholder approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

	Level 1 : Observable inputs such as quoted prices in active markets;

	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In April 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for purposes of measuring the impairment of receivables and evaluating whether a troubled debt restructuring has occurred. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under ASC Topic 450-20, “Contingencies–Loss Contingencies”. Currently, this guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations, cash flows, or disclosures.

In December 2010, the FASB issued ASU 2010-28, “ Intangibles – Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” . The ASU does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method). However, it requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC Topic 350-20-35-30, “ Intangibles – Goodwill and Other – Subsequent Measurement” ), whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded. ASU 2010-28 is effective for the Company beginning January 1, 2011 and early adoption is not permitted. The Company does not expect the adoption of ASU 2010-28 to have a material impact on its consolidated financial position or results of operations.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－5	AMOUNT DUE TO A DIRECTOR

As of March 31, 2011, amount due to a director, Mr. Kwong-Lim Liang represented temporary advances, which were unsecured, interest free and repayable on demand. The imputed interest on this amount is not significant.

NOTE－6	AMOUNT DUE TO A STOCKHOLDER

As of March 31, 2011, amount due to a stockholder, Sina Dragon Holdings Limited represented temporary advances, which were unsecured, interest free and repayable on demand. The imputed interest on this amount is not significant.

NOTE－7	INCOME TAXES

During the six months ended March 31, 2011 and 2010, the Company has a subsidiary that operates in Hong Kong and is subject to tax in the jurisdictions in which it operates, as follows:

United States of America

AAGH is registered in the State of Nevada and is subject to United States of America tax law. The Company has no operation for the six months ended March 31, 2011 and 2010.

Hong Kong

The Company’s operating subsidiary in Hong Kong is subject to the Hong Kong Profits Tax at the statutory rate of 16.5% and 16.5% for the six months ended March 31, 2011 and 2010 on the assessable income for the periods presented.

For the six months ended March 31, 2011, the Company incurred an operating loss for income tax purposes and was exempted from Hong Kong Profits Tax. A reconciliation of loss before income taxes to the effective income tax rate as follows:

	Six months ended March 31,
	2011	2010

Loss before income taxes	$(25,180)	$(41,367)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory tax rate	(4,155)	(6,825)

Tax effect from non-deductible items	24	24
Tax effect form tax allowance	(9)	(70)
Net operating loss	4,140	6,871

Income tax expense	$-	$-

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

As of March 31, 2011, the Company has incurred $49,196 of cumulative net operating loss carryforwards for Hong Kong tax purpose at no expiration and no benefit for income tax has been recognized as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE－8	COMMITMENTS AND CONTINGENCIES

The Company currently does not have any formal rent agreements on office premises and pays the rent expense at a fixed sum on a monthly basis. The Company incurred rent expense of $2,538 and $2,538 for the six months ended March 31, 2011 and 2010.

NOTE－9	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “ Subsequent Events ”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2011 up through the date was the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Overview and Future Plan of Operations

At March, 31, 2011, we had (i) total assets of $48,187, of which $47,205 was cash and cash equivalents representing loans from affiliates, and only $982 of non-current assets; (ii) a working capital deficit of $(142,322); and (iii) accumulated stockholders’ deficit of $(383,728) (total stockholders’ deficit of $(141,340) for  the six months ended March 31, 2011.  For the six months ended March 31, 2011, we had no revenues from operations, and a net loss of $(14,798), comprised of operating expenses, and selling and general and administrative expense.  At March 31, 2011, the Company had no contracts in hand for the potential generation of revenues going forward.

Accordingly, as of March 31, 201, the Company is deemed to be a “shell company” as that term is defined in the SEC’s Rule 405 adopted under the Securities Act of 1933.  The Company will continue to be a shell company until such time, if ever, as the Company either acquires an operating business, or expands its current moribund business plan to generate revenues (for which significant additional capital would be required).  If the Company were to acquire an operating business, it will have to file with the SEC a Current Report on Form 8-K, including all “Form 10” information (the complete information required by the SEC for companies filing a Form 10 to register a class of stock under the Securities Exchange Act of 1934 (often referred to as a “Super 8-K”)).  Rule 144 will not be accessible for affiliated stockholders of the Company, until the first anniversary of the filing of the required Form 8-K.

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

UPL’s services are billed to clients on an individual project basis, either on a fixed cost whole project basis, or by installments as a project completes each phase of the project.   UPL also may enter into joint ventures with selected clients to set up advertising agencies in the PRC.  However, as of the date of this Report, UPL is not conducting any business and has no firm plans to do so in the immediate future.

On September 30, 2009, the Company entered into and closed agreement to sell its wholly-owned subsidiary Sino Trade-Intelligent Development Corp., Limited (a corporation organized under the laws of the Hong Kong Special Administrative Region), to Ms. Jie Xu, for US$1.  This transaction was negotiated at arms-length.  Ms. Jie Xu is not an affiliate of any of the Company’s shareholders.

On December 21, 2009, the Board of Directors of Asia Global Holdings Corp. authorized a change in the Company’s fiscal year end to September 30 from December 31.  This change of fiscal year was made to align the Company’s fiscal year with the fiscal year of Ultra Professional Limited, the Company’s subsidiary.

Results of Operations for the Three and Six Months Ended March 31, 2011 and 2010

The Company commenced business in July 2009; during the three months ended March 31, 2011 and 2010, the Company recorded no operating revenues and a net loss of $14,798 and $11,746, respectively.  For the six months ended March 31, 2011, the Company recorded no operating revenues and booked a net loss of $14,798.

Cost of Revenue and Selling and General Administrative Expenses

There were no costs of revenue in the periods reported.  Selling and general and administrative expenses decreased from $41,367 for the six months ended March 31, 2011, to $28,441 for the three months ended March 31, 2011. The decrease is attributable to a sharply decreased level of business activity in the Company.

Liquidity and Capital Resources

Cash flows from operating and investing activities

For the three months ended March 31, 2011, we experienced a net change in cash and cash equivalents of $3,115, attributable to $7,600 used in operations, offset by $4,485 of advances by a director.

Liquidity

Going forward, our liquidity will depend largely on our revenue growth, which will require an expansion of our current business. We have no current plans to implement such an expansion.  If the Company undertakes such an expansion, we will have to rely on continued and enlarged stockholder support in the form of loans to the Company,

On a long-term basis, our liquidity will be dependent on establishing profitable operations, receipt of revenues, additional infusions of capital and additional financing. If necessary, we may raise capital through an equity or debt offering for further expansion. The funds raised from such an offering would be used to further develop and expand our current business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected.

Management believes the Company has the ability to continue as a going concern, albeit as a shell company, if it can meet its financing requirements through external sources of financing or continued support from current stockholders.  Management believes that it may be able to borrow additional funds from stockholders sufficient to fund operation for the next twelve months, although it must be noted that no stockholder has committed to making such loans.

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

Employees

As of March 31, 2011, we had 2 employees.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies

ITEM 4.            CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2011, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange  Act").  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASIA GLOBAL HOLDINGS CORP.

/s/ Ping-Shun Lai

Dated: May 18, 2011	Ping-Shun Lai, Chief Executive Officer (Principal executive officer)

/s/ Ping-Shun Lai

Dated: May 18, 2011	Ping-Shun Lai, Interim Chief Financial Officer (Principal financial officer)