Form 10-Q
period 2011-06-30
ASIA GLOBAL HOLDINGS CORP.
filed 2011-08-15
CIK 1171689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50788

ASIA GLOBAL HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	75-3026459
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

Room 901, Haleson Building
1 Jubilee Street
Central, Hong Kong
(+852) 2850 7680
(Address of Principal Executive Offices and Issuer’s
Telephone Number, including Area Code)
Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of August 12, 2011, the issuer had outstanding 292,138,400 shares of common stock.

PART I    FINANCIAL INFORMATION
 ITEM 1  Financial Statements
ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2011	September 30, 2010
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1	$50,320
Accounts receivable	-	20,513

Total current assets	1	70,833

Non-current assets:
Plant and equipment, net	982	1,126

TOTAL ASSETS	$983	$71,959

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$117,447	$60,321
Income tax payable	-	3,148
Amount due to a director	81,858	69,907
Amount due to a stockholder	-	51,282

Total current liabilities	199,305	184,658

Commitments and contingencies

Stockholders’ deficit:
Series A, convertible preferred stock, $0.001 par value; 500,000 shares authorized; 0 and 250,000 shares issued and outstanding shares, as of June 30, 2011 and September 30, 2010	-	250
Common stock, $0.001 par value; 300,000,000 shares authorized; 292,138,400 and 242,138,400 shares issued and outstanding, as of June 30, 2011 and September 30, 2010	292,138	242,138
Accumulated deficit	(490,460)	(355,087)

Total stockholders’ deficit	(198,322)	(112,699)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$983	$71,959

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010

Revenues, net	$-	$32,513	$-	$32,513

Cost of revenue	-	(15,000)	-	(15,000)

Gross profit	-	17,513	-	17,513

Operating expenses:
Selling, general and administrative	(60,131)	(17,182)	(88,772)	(58,549)

(Loss) income before income taxes	(60,131)	331	(88,772)	(41,036)

Income tax credit	3,149	-	3,149	-

NET (LOSS) INCOME	$(56,982)	$331	$(85,623)	$(41,036)

Net (loss) income per share – Basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	242,138,400	242,138,400	242,138,400	242,138,400

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(85,623)	$(41,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	144	216
Changes in operating assets and liabilities:
Accounts receivable	20,513	25,179
Accounts payable and accrued liabilities	57,126	11,353
Income tax payable	(3,148)	-

Net cash used in operating activities	(10,988)	(4,288)

Cash flows from investing activities:
Purchase of plant and equipment	-	(396)

Net cash used in investing activities	-	(396)

Cash flows from financing activities:
(Repayment to) advances from a director	(39,331)	46,076

Net cash provided by financing activities	(39,331)	46,076

NET CHANGE IN CASH AND CASH EQUIVALENTS	(50,319)	41,392

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,320	1,001

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$42,393

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Series A, convertible preferred stock		Common stock		Accumulated	Total stockholders’
	No. of share	Amount	No. of share	Amount	deficit	deficit

Balance as of October 1, 2010	250,000	$250	242,138,400	$242,138	$(355,087)	$(112,699)

Conversion of Series A preferred stock to common stock	(250,000)	(250)	50,000,000	50,000	(49,750)	-

Net loss for the period	-	-	-	-	(85,623)	(85,623)

Balance as of June 30, 2011	-	$-	292,138,400	$292	$(490,460)	$(198,322)

See accompanying notes to condensed consolidated financial statements.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010
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

In the opinion of management, the consolidated balance sheet as of September 30, 2010, which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2011 or for any future period.

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

The Company, through its subsidiary, is mainly engaged in the provision of advertising consultation service in Hong Kong and the People’s Republic of China. Commencing from January 2011, the Company has become dormant and not engaged in any operating activities and there are no plans to engage in any activities in the future.

Asia Global Holdings Corp. and its subsidiary are hereinafter referred to as (the “Company”).

NOTE－3	GOING CONCERN UNCERTAINITIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the nine months ended June 30, 2011, the Company has experienced a continuous loss of $85,623 with an accumulated deficit of $490,460 as of that date. The continuation of the Company as a going concern through June 30, 2012 is dependent upon the continued financial support from its stockholders.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010
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

The condensed consolidated financial statements include the financial statements of AAGH and its wholly owned subsidiary. All significant inter-company balances and transactions within the Company have been eliminated.

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

Depreciation expense for the nine months ended June 30, 2011 and 2010 was $144 and $216, respectively.

•	Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of June 30, 2011.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010
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

For the nine months ended June 30, 2011 and 2010, the Company did not have any interest and penalties associated with income tax positions. As of June 30, 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

The reporting currency of the Company is United States Dollars ("US$"). The Company maintains its books and records in its local currency, Hong Kong Dollars ("HK$"), which is functional currency as being the primary currency of the economic environment in which the entity operates. The Company adopts ASC Topic 830-30, “Translation of Financial Statement”, to translate the financial statement into US$ from HK$, using the exchange rate on the balance sheet date as to assets and liabilities. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity. For the three and nine months ended June 30, 2011 and 2010, the impact of foreign currencies translation is insignificant and no comprehensive income or loss is recorded.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010
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

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

-	Level 1: Observable inputs such as quoted prices in active markets;

-	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

-	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, which is an update to Topic 820, “Fair Value Measurement”. This update establishes common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, which is an update to Topic 220, “Comprehensive Income”. This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE－5	AMOUNT DUE TO A DIRECTOR

As of June 30, 2011, amount due to a director, Mr. Gang Dong represented temporary advances, which were unsecured, interest free and repayable on demand. The imputed interest on this amount is not significant.

NOTE－6	STOCKHOLDERS’ EQUITY

On June 30, 2011, Mr. Gang Dong acquired 100,000,000 shares of the Company’s common stock from Mr. Lim Kwong Liang for an aggregate cash consideration of $100,000. Concurrently, Mr. Gang Dong also purchased all of the issued and outstanding securities of Sina Dragon Holding Limited from Mr. Lin Yu Feng for aggregate cash consideration of $150,000.  Sina Dragon owned 33,500,000 shares of the Company’s common stock and 250,000 shares of the Company’s Series A Preferred Stock, which were subsequently converted into 50,000,000 shares of the Company’s common stock. As a result of these transactions, Mr. Dong beneficially owns 183,500,000 shares of the Company’s common stock, or approximately 62.8% of the issued and outstanding securities. On June 30, 2011, Mr. Dong was appointed to serve as a director, Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer, and Mr. Lim Kwong Liang resigned from his position on the board of directors.

NOTE－7	INCOME TAXES

During the nine months ended June 30, 2011 and 2010, the Company has a subsidiary that operates in Hong Kong and is subject to tax in the jurisdictions in which it operates, as follows:

United States of America

AAGH is registered in the State of Nevada and is subject to United States of America tax law. The Company has no operation for the nine months ended June 30, 2011 and 2010.

Hong Kong

The Company’s operating subsidiary in Hong Kong is subject to Hong Kong Profits Tax at the statutory rate of 16.5% and 16.5% for the nine months ended June 30, 2011 and 2010 on the assessable income for the periods presented.

For the nine months ended June 30, 2011, the Company has incurred an operating loss for income tax purposes and the provision for Hong Kong Profits Tax is reversed accordingly. A reconciliation of loss before income taxes to the effective income tax rate as follows:

	Nine months ended June 30,
	2011	2010

Loss before income taxes	$(85,623)	$(35,785)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory tax rate	(14,128)	(5,904)

Tax effect from non-deductible items	11,395	36
Tax effect form tax allowance	(9)	(70)
Net operating loss	2,742	5,938
Tax adjustment	(3,149)	-

Income tax (credit)	$(3,149)	$-

ASIA GLOBAL HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)
As of June 30, 2011, the Company has incurred $65,770 of cumulative net operating loss carryforwards for Hong Kong tax purpose at no expiration and no benefit for income tax has been recognized as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE－8	COMMITMENTS AND CONTINGENCIES

The Company currently does not have any formal rent agreements on office premises and pays the rent expense at a fixed sum on a monthly basis. The Company incurred rent expense of $2,835 and $3,808 for the nine months ended June 30, 2011 and 2010.

NOTE－9	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2011 through the date of the condensed consolidated financial statements were issued and filed with this Form 10-Q.

On June 30, 2011, the board of directors of the Company approved a 1-for-1000 reverse stock split, or the Reverse Split, of all issued and outstanding shares of the Company's Common Stock in connection with its plans to attract additional financing and potential business opportunities.  Upon the effectuation of the Reverse Split, our issued and outstanding shares will decrease from 292,138,409 to approximately 292,138.  As of the date of this filing, the Reverse Split has not yet been effectuated.

Once the Reverse Split is effectuated, the Company will establish a new Series B Preferred Stock with 250,000 authorized shares. The Series B shares will have the same rights and preferences as Series A Preferred Stock and will be convertible to common stock by the holder at any time at a ratio of 1:200.  The Company intends to issue to the director, Mr. Dong, 250,000 shares of Series B Preferred Stock in consideration for the assumption of certain debts and liabilities of the Company in the aggregate amount of $152,698.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q. This quarterly report on Form 10-Q contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this discussion, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained herein to reflect future events or developments.

Overview

History

We were incorporated in the State of Nevada on February 1, 2002, under the name “Longbow Mining Inc.”  On May 12, 2004, we changed our name to “BonusAmerica Worldwide Corporation”.   On June 6, 2006, we further changed our name to “Asia Global Holdings Corp.”

2009 Change of Control

On September 28, 2009, Michael Mak (and his 100% owned affiliate Stanford International Holding Corporation) sold 33,500,000 shares of our common stock and 250,000 shares of our Series A Preferred Stock to Sina Dragon Holdings Limited, or Sina Dragon, for aggregate cash consideration of US$10,000.  Stanley Lai is the sole shareholder, officer and director of Sina Dragon.  The securities sold represented approximately 36.5% of the Company on a fully diluted basis.  The shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated under Regulation D thereunder.

In connection with the sale, a change of control occurred and our Board of Directors appointed Ping Shun Lai as Chief Executive Officer, Interim Chief Financial Officer, Secretary and Treasurer of the Company.  John A. Leper and Hin Lee Kwong resigned as officers and directors of the Company.  Ping Shun Lai is the brother of Stanley Lai.

On September 29, 2009, we acquired Ultra Professional Limited, a company incorporated under the laws of the British Virgin Islands, or UPL, by issuing 100,000,000 shares of our common stock to UPL’s sole shareholder and an unaffiliated third party, Lim Kwong Liang.  Lim Kwong Liang was appointed a director of the Company on September 29, 2009.  UPL was established in January 2009 and is based in Hong Kong.  UPL provided advertising consultation services to clients located in Hong Kong and the People’s Republic of China (PRC) companies.  UPL sought to assist clients in creating and re-organizing advertising programs to comply with the PRC’s local and central government regulations relating to advertising content and means of publication.  UPL commenced operations in July 2009 and suspended them in October 2009.  We intend, however, to recommence UPL’s operations as part of our new business plan.

On September 30, 2009, we sold our wholly owned subsidiary Sino Trade-Intelligent Development Corp., Limited, a corporation organized under the laws of the Hong Kong Special Administrative Region, to Ms. Jie Xu, for US$1.  This transaction was negotiated at arms-length.  Ms. Jie Xu is not an affiliate of any of the Company’s shareholders.

On December 21, 2009, we changed our fiscal year to September 30 from December 31.

Shell Company Status

In January 2011, we ceased engaging in operating activities.  As of June 30, 2011, we were deemed to be a “shell company” as that term is defined under Rule 405 of the Securities Act of 1933, as amended.

2011 Change of Control

On June 30, 2011, Gang Dong acquired 100,000,000 shares of our common stock from Lim Kwong Liang for aggregate cash consideration of US$100,000 and Sina Dragon from Lin Yu Feng for aggregate cash consideration of US $150,000.  Sina Dragon owns 33,500,000 shares of our common stock and 250,000 shares of our Series A Preferred Stock, which were subsequently converted into 50,000,000 shares of our common stock.  As a result of these transactions, Mr. Dong beneficially owns 183,500,000 shares of common stock, or approximately 62.8% of the issued and outstanding securities.  On June 30, 2011, Mr. Dong was appointed to serve as our sole director, Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer, and Mr. Lim resigned from his position on our board of directors.

Reverse Stock Split; Authorization and Issuance of New Series B Preferred Stock

On June 30, 2011, the board of directors of the Company approved a 1-for-1000 reverse stock split, or the Reverse Split, of all issued and outstanding shares of the Company's Common Stock in connection with its plans to attract additional financing and potential business opportunities.  Upon the effectuation of the Reverse Split, our issued and outstanding shares will decrease from 292,138,409 to approximately 292,138.  As of the date of this filing, the Reverse Split has not yet been effectuated.

Once the Reverse Split is effectuated, the Company will establish a new Series B Preferred Stock with 250,000 authorized shares. The Series B shares will have the same rights and preferences as Series A Preferred Stock and will be convertible to common stock by the holder at any time at a ratio of 1:200.  The Company intends to issue to the director, Mr. Dong, 250,000 shares of Series B Preferred Stock in consideration for the assumption of certain debts and liabilities of the Company in the aggregate amount of $152,698.  The 250,000 shares of Series B Preferred Stock will be convertible into 50 million shares of our common stock.  As a result, Mr. Dong will beneficially own 50,183,500 common shares of our common stock, or approximately 99.8% of the issued and outstanding common stock, calculated on a fully diluted basis, after the issuance of the Series B Preferred Stock.

Plan of Operation

Our plan of operation for the next 12 months is to explore the acquisition of an operating business or the consummation of a business opportunity and to reinvigorate the business of UPL.  While we expect most acquisition and business candidates to be based in either Hong Kong or the People’s Republic of China (the “PRC”), we are not limited to those areas.  We are not parties to any binding agreements or commitments regarding any such acquisition or business venture, and there can be no assurance that we will be able to successfully consummate such acquisition or business venture.

We will require additional funding in order to reinvigorate UPL and or to proceed with any acquisition program or business opportunity.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director and executive officer loans. We do not have any arrangements in place for any future equity financing or loans.
Results of Operations

Comparison of the three months ended June 30, 2011 to the three months ended June 30, 2010

Revenue (Net Loss).  We ceased operations January 2011 and became a shell company as of March 31, 2011.  During the three months ended June 30, 2011, we did not generate any revenues and incurred a net loss of $56,982, as compared to a net income of $331 for the same period in 2010.  These net losses were attributable to our suspension of operations and general and administrative expenses of maintaining a public company.

Cost of Revenue. Our cost of revenue for the three-month period ended June 30, 2011 was $0 as compared to $15,000 for the same period in 2010.  Cost of revenue as a percentage of net revenue was approximately 0% for the three months ended June 30, 2011, as compared to 46.1% for the same period in 2010.  The decrease is primarily attributable to the suspension of our operations during the three months ended June 30, 2011.

Gross Profit.  We achieved a gross profit of $0 for the three months ended June 30, 2011, as compared to $17,513 for the same period in 2010.  The decrease is attributable to the suspension of our operations during the three months ended June 30, 2011.

Selling, General and Administrative Expenses (“SG&A”).  We incurred SG&A expenses of $60,131 for the three months ended June 30, 2011, representing an increase of $18,389, as compared to $17,182 for the three months ended June 30, 2010.  The increase in SG&A is primarily attributable to professional and consulting fees incurred during the three months ended June 30, 2011.

Income Tax Credit.  We recorded an income tax credit of $3,149 for the three months ended June 30, 2011, as compared to $0 for the three months ended June 30, 2010.  The increase is primarily attributable to a reversal of income tax provided in prior years.

Comparison of the nine months ended June 30, 2011 to the nine months ended June 30, 2010

Revenue (Net Loss).  We ceased operations January 2011 and became a shell company as of March 31, 2011.  During the nine months ended June 30, 2011, we did not generate any revenues and incurred a net loss of $85,623 as compared to a net loss of $41,036 for the same period in 2010, representing an increase of $44,587.  The increase in net losses is primarily attributable to the suspension of our operations and general and administrative expenses of maintaining a public company.

Cost of Revenue. Our cost of revenue for the nine-month period ended June 30, 2011 was $0 as compared to $15,000 for the same period in 2010.  Cost of revenue as a percentage of net revenue was approximately 0% for the three months ended June 30, 2011, as compared to 46.1% for the same period in 2010.  The decrease is primarily attributable to the suspension of our operations during the nine months ended June 30, 2011.

Gross Profit.  We achieved a gross profit of $0 for the nine months ended June 30, 2011, as compared to $17,513 for the same period in 2010.  The decrease is attributable to the suspension of our operations during the nine months ended June 30, 2011.

Selling, General and Administrative Expenses (“SG&A”).  We incurred SG&A expenses of $88,772 for the nine months ended June 30, 2011, representing an increase of $30,223, as compared to $58,549 for the nine months ended June 30, 2010.  The increase in SG&A is primarily attributable professional and consulting fees incurred during the nine months ended June 30, 2011.

Income Tax Credit.  We recorded an income tax credit of $3,149 for the nine months ended June 30, 2011, as compared to $0 for the nine months ended June 30, 2010.  The increase is primarily attributable to a reversal of income tax provided in prior years.
Liquidity and Capital Resources

Sources of Liquidity.  We did not generate any net income during for the nine months ended June 30, 2011.  To date, we have financed our operations through loans from our executive officer and director.

Net Cash Used In Operating Activities.  For the nine months ended June 30, 2011, net cash used in operating activities was $10,988 which consisted primarily of a net loss of $85,623, depreciation of $144 and a decrease in accounts receivable of $20,513, offset by an increase in accounts payable and accrued liabilities of $57,126 and a decrease in income tax payables of $3,148.  For the nine months ended June 30, 2010, net cash used in operating activities was $4,288, which consisted of a net loss of $41,036, depreciation of $216, a decrease in accounts receivable of $25,179 and an increase in payable and accrued liabilities of $11,353.

Net Cash Used in Investing Activities.  We did not engage in investing activities for the nine months ended June 30, 2011.  During the nine months ended June 30, 2010, net cash was used in investing activities was $396, consisting of the purchase of office equipment.

Net Cash Provided By (Used In) Financing Activities.  For the nine months ended June 30, 2011, net cash used in financing activities was $39,331, consisting solely of repayments to the former director of previously made advances.  During the comparable period ended June 30, 2010, net cash provided by financing activities was $46,076, consisting solely of advances from the former director.

 Funding Requirements.  We expect to incur greater expenses, including expenses related to the commencement of UPL’s business, the acquisition of an operating company or the consummation of one or more business opportunities.  We expect our general and administrative expenses to increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being a public company, including directors’ and officers’ insurance, investor relations programs, and increased professional fees.  Our future capital requirements will depend on a number of factors, including our ability to acquire and establish profitable operations, the timing of future business acquisitions, if any, the costs involved in the acquisition of strategic partnerships, the status of competitive products, the availability of financing, and our success in developing markets for our products and services.

We believe that we will be able to fund our operating expenses and capital expenditure requirements through the next twelve months through loans from our executive officer and director and stockholders.  We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, especially if we acquire one or more businesses or choose to expand our product development efforts more rapidly than we presently anticipate.  In addition, we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable.  In such event, we may finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  We may also seek to sell additional equity or debt securities or obtain one or more credit facilities.  We do not currently have any commitments for future external funding including from our directors, officers or stockholders.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We have identified certain accounting policies that are significant to the preparation of our financial statements.  These accounting policies are important for an understanding of our financial condition and results of operations.  Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management's subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments.  We believe the following accounting policies are critical in the preparation of our financial statements.

Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

Basis of consolidation

The condensed consolidated financial statements include the financial statements of AAGH and its wholly owned subsidiary. All significant inter-company balances and transactions within the Company have been eliminated.

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

Depreciation expense for the nine months ended June 30, 2011 and 2010 was $144 and $216, respectively.

Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of June 30, 2011.

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

For the nine months ended June 30, 2011 and 2010, the Company did not have any interest and penalties associated with income tax positions. As of June 30, 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

The reporting currency of the Company is United States Dollars ("US$"). The Company maintains its books and records in its local currency, Hong Kong Dollars ("HK$"), which is functional currency as being the primary currency of the economic environment in which the entity operates. The Company adopts ASC Topic 830-30, “Translation of Financial Statement”, to translate the financial statement into US$ from HK$, using the exchange rate on the balance sheet date as to assets and liabilities. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity. For the three and nine months ended June 30, 2011 and 2010, the impact of foreign currencies translation is insignificant and no comprehensive income or loss is recorded.

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

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;
•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, which is an update to Topic 820, “Fair Value Measurement”. This update establishes common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, which is an update to Topic 220, “Comprehensive Income”. This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

ITEM 3                      Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4                      Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our sole executive officer and director.  Based on that evaluation, our management concluded that our disclosure controls and procedures, subject to limitations as noted below, as of June 30, 2011, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes In Internal Control Over Financial Reporting

            There have been no material changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1                      Legal Proceedings

            We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A                   Risk Factors

Not applicable.

ITEM 2                      Unregistered Sales of Equity Securities and Use of Proceeds

The information required by this Item was previously included in a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2011.

ITEM 3                      Defaults upon Senior Securities

None.

ITEM 4                      (Removed and Reserved)

ITEM 5                      Other Information

None.

ITEM 6                      Exhibits

Exhibit No.	Name of Exhibit
3.1	Articles of Incorporation filed with the Nevada Secretary of State on February 1, 2002 (1)
3.2	First Amendment to Articles of Incorporation filed with the Nevada Secretary of State on May 20, 2004 (2)
3.3	Second Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 9, 2006 (3)
3.4	Third Amendment to Articles of Incorporation filed with the Nevada Secretary of State on August 22, 2006 (4)
3.5	Amended Bylaws (5)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer and Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act*
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
*  Filed herewith.

(1) Incorporated herein by reference from Exhibit 3.1 to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 25, 2002.
(2) Incorporated herein by reference from Exhibit 3.1 to Form 8-K/A filed with the Securities and Exchange Commission on May 26, 2004.
(3) Incorporated herein by reference from Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on July 31, 2006.
(4) Incorporated herein by reference from Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on September 13, 2006.
(5) Incorporated herein by reference from Exhibit 3.2 to Form 10Q-SB filed with the Securities Exchange Commission on February 19, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASIA GLOBAL HOLDINGS CORP.

	By:	/s/ Gang Dong
Gang Dong
Chief Executive Officer and
Date: August 15, 2011		Interim Chief Financial Officer